Form 10-Q
period 1995-06-30
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1995-08-21
CIK 741557

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

                 Commission file number 0-14772


             JW CHARLES FINANCIAL SERVICES, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                                 58-1545984
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

  980 North Federal Highway - Suite 210
       Boca Raton, Florida                           33432
  ---------------------------------------         ----------
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (407) 338-2600
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90
days.  Yes /x/    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                            Outstanding at August 14, 1995
---------------------------------------    ------------------------------
Common stock, $.001 par value per share              3,908,898


                               JW CHARLES FINANCIAL SERVICES, INC.
                               -----------------------------------

                                             INDEX
                                             -----
                                                                            Page
Part I. Financial Information

Item 1. Financial Statements.

     Consolidated Condensed Balance Sheets at June 30, 1995
     and December 31, 1994                                                     3

     Consolidated Condensed Statements of Income for the Three
     Months Ended June 30, 1995 and 1994                                       4

     Consolidated Condensed Statements of Income for the Six
     Months Ended June 30, 1995 and 1994                                       5

     Consolidated Condensed Statements of Cash Flows for the
     Six Months Ended June 30, 1995 and 1994                                   6

     Notes to Consolidated Condensed Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Changes in Securities                                                 12

Item 3. Defaults Upon Senior Securities                                       12

Item 4. Submission of Matters to Vote of Security Holders                     12

Item 5. Other Information                                                     13

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    14


                          PART I - FINANCIAL INFORMATION


Item  1.  Financial Statements
------------------------------

             JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    -------------------------------------

                                                                                           June 30,          December 31,
ASSETS                                                                                       1995              1994(*)
                                                                                           --------          ------------
                                                                                         (Unaudited)

Cash                                                                                     $4,893,000          $5,401,000
Cash and securities segregated under federal regulations                                    119,000
Commissions and other receivables from clearing broker and organizations                  5,499,000           2,900,000
Receivables from customers, net                                                          58,812,000          49,844,000
Receivables from brokers and dealers                                                      7,142,000           5,984,000
Securities owned, at market value                                                        13,169,000          11,338,000
Note receivable from affiliate                                                              161,000             161,000
Furniture, equipment and leasehold improvements, net of
  accumulated depreciation of $849,000 and $726,000                                       1,118,000             994,000
Deferred income taxes                                                                       466,000             360,000
Income taxes receivable                                                                                          79,000
Other assets                                                                              3,668,000           5,157,000
                                                                                        -----------         -----------
                                                                                        $95,047,000         $82,218,000
                                                                                        ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Liabilities:
Short-term borrowings from banks                                                        $17,443,000          $7,303,000
Accounts payable and accrued expenses                                                     9,148,000           5,604,000
Payable to customers                                                                     23,478,000          30,288,000
Payables to brokers and dealers                                                          19,667,000          16,155,000
Securities sold, not yet purchased, at market value                                       7,339,000           4,948,000
Notes payable                                                                             4,161,000           5,161,000
                                                                                       ------------         -----------
                                                                                         81,236,000          69,459,000
                                                                                       ------------         -----------
Contingencies

Redeemable preferred stock                                                                5,746,000

Shareholders' equity:

Preferred stock                                                                                                   1,000
Common Stock - $.001 par value per share; 9,056,000 authorized,
   3,907,898, and 3,907,398 issued and outstanding                                            4,000               4,000
Additional paid-in capital                                                                  761,000           1,078,000
Retained  earnings                                                                        7,300,000          11,676,000
                                                                                         ----------         -----------

Total shareholders' equity                                                                8,065,000          12,759,000
                                                                                         ----------          ----------
                                                                                         95,047,000          82,218,000
                                                                                         ==========          ==========

* - Derived from audited financial statements contained in registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                                  (The accompanying notes are an integral part of
                                     these consolidated financial statements.)



                                JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     -------------------------------------------


                                                                                           Three Months Ended June 30,
                                                                                           ---------------------------
                                                                                           1995                  1994
                                                                                           ----                  ----

REVENUES:
Commission and fee income                                                               $10,232,000          $4,035,000
Market making and principal transactions, net                                             4,707,000           5,270,000
Interest                                                                                  1,423,000           1,168,000
Clearing fees                                                                             1,289,000           1,208,000
Other                                                                                     1,318,000             712,000
                                                                                        -----------          ----------
                                                                                         18,696,000          12,393,000
                                                                                        -----------          ----------

EXPENSES:
Commissions and clearing costs                                                           10,736,000           6,096,000
Employee compensation and benefits                                                        3,218,000           2,442,000
General and administrative                                                                3,346,000           2,539,000
Interest                                                                                    618,000             380,000
                                                                                         ----------          ----------
                                                                                         17,918,000          11,457,000
                                                                                         ----------          ----------
Income before income taxes                                                                1,051,000             936,000
Provision for income taxes                                                                  399,000             333,000
                                                                                         ----------          ----------
Net income                                                                               $  652,000           $ 603,000
                                                                                         ==========          ==========

PER COMMON SHARE:
Net income available to common shareholders                                                  $  .16              $  .15
                                                                                         ==========          ==========

Weighted average number of common shares outstanding during the period                    3,952,005           3,933,648
                                                                                         ==========          ==========




                         (The accompanying notes are an integral part of
                               these consolidated financial statements.)

                                JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     -------------------------------------------


                                                                                             Six Months Ended June 30,
                                                                                           ---------------------------
                                                                                           1995                  1994
                                                                                           ----                  ----

REVENUES:
Commission and fee income                                                               $17,976,000          $9,590,000
Market making and principal transactions, net                                             9,413,000          10,276,000
Interest                                                                                  2,793,000           2,178,000
Clearing fees                                                                             2,753,000           2,467,000
Other                                                                                     2,144,000           1,324,000
                                                                                        -----------          ----------
                                                                                         35,079,000          25,835,000
                                                                                        -----------          ----------

EXPENSES:
Commissions and clearing costs                                                           19,038,000          12,728,000
Employee compensation and benefits                                                        6,677,000           5,052,000
General and administrative                                                                6,479,000           5,487,000
Interest                                                                                  1,106,000             686,000
                                                                                         ----------          ----------
                                                                                         33,300,000          23,953,000
                                                                                         ----------          ----------
Income before income taxes                                                                1,779,000           1,882,000
Provision for income taxes                                                                  697,000             671,000
                                                                                         ----------          ----------
Net income                                                                               $1,082,000          $1,211,000
                                                                                         ==========          ==========

PER COMMON SHARE:
Net income available to common shareholders                                                  $  .27              $  .30
                                                                                         ==========          ==========

Weighted average number of common shares outstanding during the period                    3,952,005           3,933,648
                                                                                         ==========          ==========




                         (The accompanying notes are an integral part of
                               these consolidated financial statements.)

                                JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------


                                                                                             Six Months Ended June 30,
                                                                                           ---------------------------
                                                                                           1995                  1994
                                                                                           ----                  ----



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                $1,082,000          $1,211,000
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                           123,000              68,000
Changes in operating assets and liabilities:
    Cash and securities segregated under federal regulations                               (119,000)
    Commissions and other receivables from clearing broker and organizations             (2,599,000)            597,000
    Receivables from customers, net                                                      (8,968,000)          3,849,000
    Receivables from brokers and dealers                                                 (1,158,000)         (5,397,000)
    Securities owned                                                                     (1,831,000)          2,982,000
    Deferred income taxes                                                                  (106,000)           (186,000)
    Income taxes receivable                                                                  79,000
    Other assets                                                                          1,489,000            (417,000)
    Accounts payable and accrued expenses                                                 3,544,000           2,710,000
    Payables to customers                                                                (6,810,000)         (1,250,000)
    Payable to brokers and dealers                                                        3,512,000           4,922,000
    Securities sold, not yet purchased                                                    2,391,000            1,279,00
    Income taxes payable                                                                                        385,000
    Preferred stock dividends payable                                                                           (14,000)
                                                                                         ----------          ----------
Net cash provided (used) by operating activities                                         (9,371,000          10,739,000


INVESTING ACTIVITY
Purchases of property and equipment, net                                                   (247,000)           (122,000)
                                                                                         ----------          ----------

FINANCING ACTIVITIES
    Short-term borrowings from banks                                                     10,140,000          (9,435,000)
    (Repayment) Proceeds from notes payable                                              (1,000,000)          2,500,000
    Cash flow distributions and redemptions of preferred stock                               (1,000)           (560,000
    Mandatory preferred stock dividends paid                                                (29,000)            (42,000)
    Issuance of common stock                                                                                      4,000
                                                                                        -----------         -----------
Net cash provided (used) by financing                                                     9,110,000          (7,533,000)
                                                                                        -----------         -----------
Net increase (decrease) in cash                                                            (508,000)          3,084,000

Cash and cash equivalents at beginning of period                                          5,401,000           3,289,000
                                                                                        -----------         -----------
Cash and cash equivalents at end of period                                               $4,893,000          $6,373,000
                                                                                        ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                             $  653,000          $  616,000
                                                                                         ==========          ==========
Cash paid during the period for interest                                                 $1,106,000          $  686,000
                                                                                         ==========          ==========

                         (The accompanying notes are an integral part of
                               these consolidated financial statements.)

                       JW CHARLES FINANCIAL SERVICES, INC AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ------------------------------------------
                                              (Unaudited)

1. BASIS OF PRESENTATION
The interim financial information included herein is unaudited;
however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated.

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1994 Annual Report on Form 10-K. Because of seasonal and other factors, the results of operations for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation - The accompanying consolidated financial statements include the accounts JW Charles Financial Services, Inc.
and its subsidiaries which are, Corporate Securities Group, Inc. ("CSG"), JW Charles Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp. ("JWC Clearing"), JW Charles Capital Corp. ("JWC Capital"), JW Charles Insurance Services, Inc. ("JWC Insurance"), and DMG Securities, Inc. ("DMG"). All significant intercompany transactions have been eliminated in consolidation.

3. INCOME TAXES
At December 31, 1994 the Company had net operating loss carryforwards of approximately $2 million for income tax purposes that expires in 2005. The net operating loss carryforward, which was acquired as part of the Company's merger with a privately owned financial services holding company then known as JW Charles Financial Services, Inc. ("Old JWC Financial") in 1990, is limited under the separate return limitation year rules which allow each member of the Old JWC Financial group to utilize its net operating loss carryforward only to the extent of its taxable income For financial statement purposes, a valuation allowance of $821,000 has been recognized to offset the deferred tax assets related to this carryforwards.

The reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the three month period ended June 30, 1995 is as follows:

     Tax at statutory rates                        34.0%
     Increase resulting from:
          Effect of state income taxes              3.6%
          Other                                     1.6%
                                                 -------
                                                   39.2%
                                                 =======

The income tax provision for the three months ended June 30, 1995 consists of the following:
                                                 June 30,
                                                   1995
                                                ----------

     Current                                    $  803,000
     Deferred                                     (106,000)
                                                ----------
     Total                                      $  697,000
                                                ==========

4. CONTINGENCIES
The Company is involved in various claims and possible actions arising out of the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company based on knowledge of facts and advice of counsel, that the resolution of such actions will not have a material adverse effect on the Company's financial condition.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1995 (THE "1995 PERIOD") VS. 1994 (THE "1994 PERIOD")
     Commissions and fee income increased by $6,197,999 (or 154%) to $10,232,000 in the 1995 Period compared to $4,035,000 in the 1994
Period. Market making and principal transactions - net, which represents the net realized and unrealized gain or loss experienced on securities transactions, decreased by $563,000 (or 11%) to $4,707,000 in the 1995 Period from $5,270,000 in the 1994 Period. The increase in the combined total of these two line items reflects higher volume due both to improved market conditions and the increase in the size of the retail sales force. The relative changes in each of these line items is attributable to an increasing percentage of the Company s business being conducted on an agency basis as opposed to a principal basis.

     Interest income increased by $255,000 to $1,423,000 in the 1995 Period from $1,168,000 in the 1994 Period. Interest income consists primarily of interest earned on receivables from customers, securities owned and customer money market fund balances. The increase in interest income is primarily due to the increase incustomer balances in the 1995 Period as compared to the 1994 Period.

     In addition to conducting its own securities business, the Company, through JWCC, clears and executes securities transactions, primarily on a fully-disclosed basis, for other broker-dealers and financial institutions. The Company receives clearing fees for providing this service. Such clearing fees increased slightly to $1,289,000 in the 1995 Period from $1,208,000 in the 1994 Period. The increase in clearing fees is primarily due increased clearing volume as a result of improved market conditions in the 1995 Period as compared to the 1994 Period.

     Commissions and clearing costs, which represents the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades) increased by $4,640,000 to $10,736,000 in the 1995 Period from $6,096,000 in the
1994 Period. Commissions and clearing costs as a percentage of commission and fee income and market making and principal transactions-net (the "Clearing Factor") increased to 72% in the 1995 Period as compared to 66% in the 1994 Period. The Company believes that the increase in the Clearing Factor is attributable to several factors including (i) the utilization of special first year payouts to recruit registered representatives to work in the Company s new office and (ii), an increase in the percentage of fee income generated by the Company s independent affiliated branch offices.

     The Company believes that its Clearing Factor is representative of the prevailing experience in the industry, although sufficient industry data is not available to make a precise comparison. The major component, however, is commission rates, and the Company's commission rates for its independent affiliated branch office registered representatives and its in-house employee registered representatives are comparable with that paid by other firms in the securities brokerage industry (ranging from 80% to 90% for registered representatives in affiliated branch offices and 30% to 50% for its in-house employee registered representatives, depending upon
production levels).   Affiliated branch office registered
representatives receive higher commissions from the Company than registered representatives who are Company employees, which reflects that each affiliated branch office is responsible for its own overhead. Accordingly, the Company's overhead attributable to branch registered representatives is less than the overhead attributable to the Company's in-house registered representatives. As a result, the Company's margin is not adversely affected by engaging additional af-filiated branch office registered representatives (and paying them higher commissions) as opposed to hiring in-house employee registered representatives.

     Employee compensation and benefits increased by $776,000 to $3,218,000 in the 1995 Period from $2,442,000 in the 1994 Period primarily reflecting compensation and employee benefit costs associated with an increase in professional and support staff which resulted from the opening of new offices and a general increase in transaction volume experienced due to improved market conditions.

     General and administrative expenses increased by $807,000 to $3,346,000 in 1995 Period from $2,539,000 in the 1994 Period. General and administrative expenses, as a percentage of total revenues declined to 18% in the 1995 Period from 20% in 1994 Period. The increase in general and administrative expenses in absolute terms is primarily attributable to a the opening of new offices and a general increase in expenditures as a result of increased transaction volume.

     Interest expense, which consists primarily of interest incurred on short-term borrowings to finance JWC Clearing receivables from customers and securities owned, increased to $618,000 in the 1995 Period from $380,000 in the 1994 Period. The increase is primarily a result of an increase in the average outstanding balance of securities owned in the 1995 Period and an increase in interest rates during the 1995 Period.

     Net income increased to $652,000 (or 3% of total revenues) in the 1995 Period from $603,000 (or 5% of total revenues) in the 1994 Period. The increase in income before income taxes in absolute terms is directly related to an increase in revenues. As a percentage of total revenues, net income decreased primarily due to (i) start-up costs related to the Company s new offices and (ii), an increase in the percentage of fee income generated by the Company s independent affiliated branch offices.

     SIX MONTHS ENDED JUNE 30, 1995 (THE "1995 PERIOD") VS. 1994 (THE "1994 PERIOD")

     Commissions and fee income increased by $9,244,000 or 36% to $35,079,000 in the 1995 Period compared to $25,835,000 in the 1994
Period. Market making and principal transactions - net decreased by $863,000 or 8% to $9,413,000 in the 1995 Period from $10,276,000 in the 1994 Period. The increase in the total of these two line items is directly related to the Company's expanded market making and trading activities experienced in the 1995 Period as compared to the 1994 Period. The relative changes in each of these line items is attributable to an increasing percentage of the Company s business being conducted on an agency basis as opposed to a principal basis.

     Interest income increased by $615,000 to $2,793,000 in the 1995 Period from $2,178,000 in the 1994 Period. The increase in interest income is primarily due to the increase in interest rates in the 1995 Period as compared to the 1994 Period.

     Clearing fees amounted to $2,753,000 and $2,467,000 in the 1995 and 1994 Periods, respectively. The increase in clearing fees is primarily due increased clearing volume as a result of improved market conditions in the 1995 Period as compared to the 1994 Period.

     Commissions and clearing costs increased by $6,310,000 to $19,038,000 in the 1995 Period from $12,728,000 in the 1994 Period.
The Clearing Factor increased to 70% in the 1995 Period as compared to 64% in the 1994 Period for the same reasons discussed in the comparison of the three month period above.

     Employee compensation and benefits increased by $1,625,000 to $6,677,000 in the 1995 Period from $5,052,000 in the 1994 Period primarily for the same reasons discussed in the comparison of the three month period.

     General and administrative expenses increased by $992,000 to $6,479,000 in 1995 Period from $5,487,000 in the 1994 Period. General and administrative expenses represented approximately 18% of total revenues in the 1995 Period as compared to 21% in the 1994 Period.
The increase in general and administrative expenses in absolute terms is primarily attributable the same reasons discussed in the comparison of the three month period.

     Net income decreased to $1,082,000 (or 3% of total revenues) in the 1995 Period from $1,211,000 (or 5% of total revenues) in the 1994 Period. The decrease in income before income taxes in both absolute and percentage terms is directly related to start-up costs related to the Company s new offices and (ii), an increase in the percentage of fee income generated by the Company s independent affiliated branch offices.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of securities owned, which are marked to market daily and receivables from customers arising from customer related securities transactions. Receivables from customers consist primarily of collateralized customer margin loans and securities borrowed which are typically secured with marketable corporate debt and equity securities. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer related balances. Accordingly, the Company's total assets and financial leverage can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from banks.

     The Company has borrowed over the past few years an aggregate of $5,000,000 from Gilman CMG, Inc. ( GCMG ) or an affiliate thereof, which owns approximately 49% of the Company s outstanding shares of Common Stock. On May 15, 1995, the Company and GCMG entered into a new Loan Agreement for a refinancing of that debt, pursuant to which the debt was converted to a term loan, bearing interest at a rate of 10% per annum, with $1,000,000 of principal paid on May 16, 1995, and the remaining $4,000,000 of principal payable in equal quarterly installments of $250,000 on July 15, October 15, January 15, and April 15, of each year until paid in full. Interest accrues on the principal outstanding from time to time and is payable quarterly on the same dates that principal payments are required. The Company has the option to prepay principal, in whole or in part at any time, without premium or penalty.

     On May 15, 1995, the Company and GCMG also entered into a Stock Repurchase Agreement, pursuant to which the Company agreed to repurchase the shares of Common Stock of the Company owned by GCMG. Under the Stock Repurchase Agreement, the Company is required to use its Modified Net Income, as defined, to repurchase annually (on or before each April 15, commencing on April 15, 1996) shares of Common Stock at a price of $3.00 per share, subject to possible upward adjustment based on certain increases to the Company s net tangible
book value occurring after March 31, 1995.   Modified Net Income  for
each year means 50% of the Company s audited net income for the immediately preceding fiscal year reduced by the aggregate amount of principal payments made to GCMG on the above debt during such fiscal year. The Company is obligated, however, to repurchase all shares of Common Stock owned by GCMG on or before April 15, 2003, or it will incur a $672,000 repurchase delay penalty that will be due and payable in two equal installments on April 16, 2003 and April 16, 2004. The Stock Repurchase Agreement also caused GCMG to sell and surrender to the Company for retirement all shares of Series A Special Distribution Stock owned by GCMG, for a an aggregate purchase price of $700.

     As a result of the Company entering into this Stock Repurchase Agreement, $5,746,000 was reclassified from the shareholder s equity section of condensed balance sheet to redeemable preferred stock. Such amount represents the Company s minimum purchase obligation to GCMG.

     The Company believes that its current borrowing arrangements combined with anticipated levels of internally generated funds will be sufficient to fund its financial requirements for the foreseeable future. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. Should the Company significantly expand either its market making activities or its underwriting of securities on a firm-commitment basis, however, the Company may need to obtain additional capital to support such activities and to comply with regulatory requirements. Management expects that the Company will seek to expand its market making activities and corporate finance activities during the 1995 fiscal year, and as a result the Company will need to seek additional capital. The Company is not dependent upon raising additional capital, however, in order to maintain its current levels of operations, and therefore does not propose to raise additional capital unless it is available on acceptable terms. In the event that the Company should find that its ability to generate funds internally is insufficient to satisfy its future capital needs, the Company will require additional financing from outside sources.

     At June 30, 1995, the Company had shareholders' equity of $8,065,000, representing a decrease of $4,694,000 from December 31, 1995. The decrease in shareholders' equity is primarily due to the reclassification of $5,746,000 from shareholder s equity to redeemable preferred stock as discussed above net of reported net income.

     CSG , DMG, JWC Securities and JWC Clearing are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital and requires that CSG's, DMG s and JWC Securities ratio of aggregate indebtedness to net capital (excess net capital), as defined by the Rule, not exceed 15 to 1. JWC Clearing has elected to comply with the alternative net capital requirement of Rule 15c3-1, which requires net capital equal to or greater than 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. Additionally, JWC Clearing and JWC Securities are subject to the minimum net capital requirements of the NYSE, which provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of June 30, 1995, CSG, JWC Securities and DMG had net capital of $2,337,000, $1,780,000 and $429,000, respectively and excess net capital of $1,980,000, $1,472,000 and $401,000, respectively. At June 30, 1995, JWC
Clearing s net capital was 10.0% of aggregate debit items as compared with the minimum of 2%, and its Rule 15c3-1 net capital was $6,263,000 as compared with the minimum of $1,272,000.

     In its capacity as a general partner in three affiliated real estate limited partnerships, the Company has guaranteed certain partnership indebtedness. Additionally, under applicable partnership law, the Company is contingently liable for any obligations of such limited partnerships that remain unpaid after any dissolution of the partnerships. The Company has not made any provision in its financial statements for the possible effect on the Company's financial condition of the above guarantees and the Company's contingent liability as a general partner of its affiliated partnerships. The Company does not expect to incur any significant losses or obligations that may materially affect the Company's liquidity as a result of these matters.

                         II - OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

     In July 1994, a third amended complaint was filed in the matter of Marilyn Norwood, as guardian for Samuel Laten v. JW Charles Securities, Inc., et al., Case No. 93-19727, in the Circuit Court for the Seventeenth Judicial Circuit In and For Broward County, Florida (the "Norwood Matter") which raised claims against JW Charles Securities, Inc. and certain of its registered representatives. The Plaintiff alleges that JW Charles Securities, Inc. and certain of its registered representatives acted as accomplices in a scheme to defraud Samuel Laten out of $2,700,000 which was deposited by Laten into a joint account at JW Charles. The Plaintiff further alleges that Robert Ballard (the other joint account owner) defrauded Laten by withdrawing almost all of the $2,700,000 deposited to the joint account and that JW Charles was negligent in allowing this type of activity to occur. In October , 1994, a hearing was held to rule on JW Charles motion to compel arbitration. The Court granted the Company s motion and the case was dismissed as to JW Charles and its registered representatives. The Plaintiff has since filed an arbitration claim alleging the same acts. JW Charles has filed a motion to stay the arbitration pending disposition of the Plaintiffs court proceeding against Ballard and as such an answer has not yet been filed in the arbitration. No hearing date has been set on the arbitration. The Company expects that the ultimate disposition of this case will not have a material adverse impact upon its financial position.

     There are no material legal proceedings pending or threatened in which the Company is party or of which the Company's property is the subject. The Company has been named in various arbitration and legal proceedings arising in the ordinary course of its securities brokerage business. Although arbitration and litigation involves contingencies that cannot be definitively predicted, including the unpredictability of actions that might be taken by an arbitration panel or jury on matters that are submitted to them, the Company expects that the ultimate disposition of arbitration and litigation arising from the ordinary course of business will not have a material adverse impact upon its financial position.

Item 2. Changes in Securities.
------------------------------

None

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4.   Submission of Matters to Vote of Security Holders.
------------------------------------------------------------

     On June 21, 1995 at the Annual Meeting of Shareholders of JW CHARLES FINANCIAL SERVICES, INC. Messrs. Marshall T. Leeds, Joel E. Marks, Wm. Dennis Ferguson, Gregg S. Glaser, Stephen W. Cropper, John
R. Faiella, Joseph P. Robilotto and Michael B. Weinberg each were elected as a director to serve a term that continues until the next annual meeting and until their successor, if there is to be one, is duly elected and qualified. The number of shares voted for, or withheld from, each candidate is forth in the table below.

                            Number of     Number of   Number of
                              Votes         Votes       Votes
     Nominee              For Election    Withheld    Not Voted
     -------              ------------    --------    ---------

     Marshall T. Leeds      3,443,902       15,300      448,196
     Joel E. Marks          3,443,902       15,300      448,196
     Wm. Dennis Ferguson    3,443,902       15,300      448,196
     Gregg S. Glaser        3,443,902       15,300      448,196
     Stephen W. Cropper     3,438,902       20,300      448,196
     John R. Faiella        3,438,902       20,300      448,196
     Joseph P. Robilotto    3,438,902       20,300      448,196
     Michael B. Weinberg    3,443,902       15,300      448,196

Item 5. Other Information
-------------------------

None.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a) Exhibits:
     The following exhibits are included herein:

          10(a) Stock Repurchase Agreement
          10(b) Loan Agreement Between Gilman CMG, Inc. and JW Charles
                Financial Services, Inc.

     (b) Reports on From 8-K:
     From 8-K reporting date - June 21, 1995
     Item Reported - Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JW CHARLES FINANCIAL SERVICES, INC.




Date: August 14, 1995                        /s/ Joel E. Marks
      --------------                    ------------------------------------
                                       (Joel E. Marks, Senior Vice President)
                                              (Duly Authorized Officer)


Date: August 14, 1995                       /s/ Joel E. Marks
     ----------------                  --------------------------------------
                                       (Joel E. Marks, Vice President, Principal
                                             Financial and Accounting Officer)

                               EXHIBIT INDEX

Exhibit No.     Description
----------      -----------------

  10(a)         Stock Repurchase Agreement
  10(b)         Loan Agreement Between Gilman CMG, Inc. and JW Charles
                Financial Services, Inc.