Form 10-Q
period 1995-09-30
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1995-11-13
CIK 741557

=================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

\x\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

\ \  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                      Commission file number 0-14772


                   JW CHARLES FINANCIAL SERVICES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                 Florida                         58-1545984
      _______________________________       ___________________
      (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)        Identification No.)


       980 North Federal Highway - Suite 210
              Boca Raton, Florida                     33432
    __________________________________________     __________
      (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code  (407) 338-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the last 90 days.  Yes X
                                                                       ___
No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                 Class                        Outstanding at November 2, 1995
  --------------------------------------      -------------------------------
  Common stock, $.001 par value per share                3,908,898

                   JW CHARLES FINANCIAL SERVICES, INC.
                   -----------------------------------
                                  INDEX

                                                                             Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

    Consolidated Condensed Balance Sheets at September 30, 1995
    and December 31, 1994                                                       3

    Consolidated Condensed Statements of Income for the Three Months
    Ended September 30, 1995 and 1994                                           4

    Consolidated Condensed Statements of Income for the Nine Months Ended
    September 30, 1995 and 1994                                                 5

    Consolidated Condensed Statements of Cash Flows for the Nine Months
    Ended September 30, 1995 and 1994                                           6

    Notes to Consolidated Condensed Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                   9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      13

Item 2. Changes in Securities                                                  13

Item 3. Defaults Upon Senior Securities                                        13

Item 4. Submission of Matters to Vote of Security Holders                      13

Item 5. Other Information                                                      13

Item 6. Exhibits and Reports on Form 8-K                                       13

Signatures                                                                     14


                      PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
____________________________

                 JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                        --------------------------------------
                                                                                      September      December
                                                                                         30,           31,
ASSETS                                                                                  1995          1994(*)
------                                                                                --------------------------
                                                                                     (Unaudited)

Cash                                                                                 $ 7,352,000     $5,401,000
Cash and securities segregated under federal regulations                                       0              0
Commissions and other receivables from clearing broker and organizations               3,971,000      2,900,000
Receivables from customers, net                                                       80,275,000     49,844,000
Receivables from brokers and dealers                                                   6,837,000      5,984,000
Securities owned, at market value                                                     13,807,000     11,338,000
Note receivable from affiliate                                                           161,000        161,000
Furniture, equipment and leasehold improvements, net of
   accumulated depreciation of $908,000 and $726,000                                   1,098,000        994,000
Deferred income taxes                                                                    477,000        360,000
Income taxes receivable                                                                        0         79,000
Other assets                                                                           3,378,000      5,157,000
                                                                                    ---------------------------
                                                                                    $117,356,000    $82,218,000
                                                                                    ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Liabilities:
Short-term borrowings from banks                                                     $20,970,000    $ 7,303,000
Accounts payable and accrued expenses                                                 11,366,000      5,604,000
Payable to customers                                                                  25,384,000     30,288,000
Payables to brokers and dealers                                                       32,626,000     16,155,000
Securities sold, not yet purchased, at market value                                    7,269,000      4,948,000
Notes payable                                                                          3,911,000      5,161,000
Income taxes payable                                                                     649,000              0
                                                                                    ---------------------------
                                                                                     102,175,000     69,459,000
                                                                                    ---------------------------
Contingencies

Redeemable preferred stock                                                             5,746,000              0

Shareholders' equity:
Preferred stock                                                                                0          1,000
Common Stock - $.001 par value per share; 9,056,000 authorized,
  3,907,898, and 3,907,398 issued and outstanding                                          4,000          4,000
Additional paid-in capital                                                               761,000      1,078,000
Retained earnings                                                                      8,670,000     11,676,000
                                                                                    ---------------------------
Total shareholders' equity                                                             9,435,000     12,759,000
                                                                                    ---------------------------
                                                                                    $117,356,000    $82,218,000
                                                                                    ===========================

* - Derived from audited financial statements contained in registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


                 JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     --------------------------------------------
                                     (Unaudited)


                                                           Three Months Ended September 30,
                                                           --------------------------------
                                                                  1995            1994
                                                           --------------------------------
REVENUES:
Commission and fee income                                    $11,952,000       $5,416,000
Market making and principal transactions, net                  5,226,000        5,884,000
Interest                                                       1,960,000        1,314,000
Clearing fees                                                  1,429,000        1,238,000
Other                                                          1,394,000          983,000
                                                             ----------------------------
                                                              21,961,000       14,835,000
Expenses:
Commissions and clearing costs                                12,100,000        7,135,000
Employee compensation and benefits                             3,380,000        2,931,000
General and administrative                                     3,519,000        2,866,000
Interest                                                         784,000          479,000
                                                             ----------------------------
                                                              19,783,000       13,411,000
                                                             ----------------------------
Income before income taxes                                     2,178,000        1,424,000
Provision for income taxes                                       838,000          547,000
                                                             ----------------------------
Net income                                                   $ 1,340,000       $  877,000
                                                             ============================

PER COMMON SHARE:
Net income available to common shareholders                         $.34             $.22
                                                             ============================

Weighted average number of common shares
  outstanding during the period                                3,976,000        3,925,000
                                                             ============================




                   (The accompanying notes are an integral part of
                      these consolidated financial statements.)


                 JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     -------------------------------------------
                                     (Unaudited)


                                                             Nine Months Ended September 30,
                                                             ---------------------------------
                                                                  1995            1994
                                                             ---------------------------------
REVENUES:
Commission and fee income                                     $29,928,000        $ 15,006,000
Market making and principal transactions, net                  14,639,000          16,160,000
Interest                                                        4,753,000           3,492,000
Clearing fees                                                   4,182,000           3,705,000
Other                                                           3,538,000           2,307,000
                                                              -------------------------------
                                                               57,040,000          40,670,000
                                                              -------------------------------
EXPENSES:
Commissions and clearing costs                                 31,138,000          19,863,000
Employee compensation and benefits                             10,057,000           7,983,000
General and administrative                                      9,998,000           8,353,000
Interest                                                        1,890,000           1,165,000
                                                              -------------------------------
                                                               53,083,000          37,364,000
                                                              -------------------------------
Income before income taxes                                      3,957,000           3,306,000
Provision for income taxes                                      1,535,000           1,218,000
                                                              -------------------------------
Net income                                                     $2,422,000          $2,088,000
                                                              ================================


PER COMMON SHARE:
Net income available to common shareholders                          $.61                $.52
                                                              ================================

Weighted average number of common shares
   outstanding during the period                                3,981,000           3,924,693
                                                              =================================









         (The accompanying notes are an integral part of these consolidated financial statements.)


                 JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                               Nine Months Ended September
                                                                            30,
                                                               -------------------------------
                                                                  1995                 1994
                                                               -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $2,422,000           $2,088,000
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                                  182,000             130,000
Changes in operating assets and liabilities:

   Commissions and other receivables from
     clearing broker and organizations                        (1,071,000)           (1,773,000)
   Receivables from customers, net                           (30,431,000)           (1,691,000)
   Receivables from brokers and dealers                         (853,000)           (6,666,000)
   Securities owned                                           (2,469,000)            4,244,000
   Deferred income taxes                                        (117,000)             (223,000)
   Income taxes receivable                                        79,000                     -
   Other assets                                                1,779,000            (1,352,000)
   Accounts payable and accrued expenses                       5,762,000             5,009,000
   Payables to customers                                      (4,904,000)            1,313,000
   Payable to brokers and dealers                             16,471,000             5,823,000
   Securities sold, not yet purchased                          2,321,000             1,994,000
   Income taxes payable                                          649,000               409,000
   Preferred stock dividends payable                                   -               (14,000)
                                                            ----------------------------------
Net cash provided (used) by operating activities             (10,180,000)            9,291,000
                                                            ----------------------------------

INVESTING ACTIVITY
Purchases of property and equipment, net                        (285,000)             (383,000)
                                                            ----------------------------------

FINANCING ACTIVITIES
   Short-term borrowings from banks                           13,667,000           (10,155,000)
   (Repayment) proceeds from notes payable                    (1,250,000)            2,500,000
   Cash flow distributions and redemptions of
      preferred stock                                             (1,000)             (570,000)
   Mandatory preferred stock dividends paid                                            (48,000)
   Issuance of common stock                                                              4,000
                                                           -----------------------------------
Net cash provided (used) by financing activities              12,416,000            (8,269,000)
                                                           -----------------------------------

Net increase in cash                                           1,951,000               639,000

Cash and cash equivalents at beginning of period               5,401,000             3,289,000
                                                           -----------------------------------
Cash and cash equivalents at end of period                   $ 7,352,000           $ 3,928,000
                                                           ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                 $  788,000            $1,378,000
                                                           ==================================
Cash paid during the period for interest                     $1,890,000            $1,165,000
                                                           ==================================


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

Because of seasonal and other factors, the results of operations for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1995.

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

Reclassifications - Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

3. INCOME TAXES
At December 31, 1994 the Company had net operating loss carryforwards of approximately $2 million for income tax purposes that expires in 2005. The net operating loss carryforward, which was acquired as part of the Company's merger with a privately owned financial services holding company then known as JW Charles Financial Services, Inc. ("Old JWC Financial") in 1990, is limited under the separate return limitation year rules which allow each member of the Old JWC Financial group to utilize its net operating loss carryforward only to the extent of its taxable income. For financial statement purposes, a valuation allowance of $821,000 has been recognized to offset the deferred tax assets related to this carryforwards.


The reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the three month period ended September 30, 1995 is as follows:

          Tax at statutory rates               34.0%
          Increase resulting from:
            Effect of state income taxes        3.6%
            Other                               1.2%
                                               ----
                                               38.8%
                                               ====

The income tax provision for the three months ended September 30, 1995 consists of the following:

                                     September 30,
                                         1995
                                     -------------

          Current                     $1,652,000
          Deferred                      (117,000)
                                      ----------
            Total                     $1,535,000
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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 PERIOD")
     VS. 1994 (THE "1994 PERIOD")

     Commissions and fee income increased by $6,536,000 (or 121%) to $11,952,000 in the 1995 Period compared to $5,416,000 in the 1994 Period. Market making and principal transactions - net, which represents the net realized and unrealized gain or loss experienced on securities transactions, decreased by $658,000 (or 11%) to $5,226,000 in the 1995 Period from $5,884,000 in the 1994
Period. The increase in the combined total of these two line items reflects higher volume due both to improved market conditions and the increase in the size of the retail sales force. The relative changes in each of these line items is attributable to an increasing percentage of the Company's business being conducted on an agency basis as opposed to a principal basis.

     Interest income increased by $646,000 to $1,960,000 in the 1995 Period from $1,314,000 in the 1994 Period. Interest income consists primarily of interest earned on receivables from customers, securities owned and customer money market fund balances. The increase in interest income is primarily due to the increase in receivables from customers in the 1995 Period as compared to the 1994 Period.

     In addition to conducting its own securities business, the Company, through JWCC, clears and executes securities transactions, primarily on a fully-disclosed basis, for other broker-dealers and financial institutions. The Company receives clearing fees for providing this service. Such clearing fees increased slightly to $1,429,000 in the 1995 Period from $1,238,000 in the 1994 Period. The increase in clearing fees is primarily due to generally more favorable market conditions experienced in the 1995 Period and the continued addition of new correspondents which were only utilizing the Company's clearing services for, at most, a portion of the 1994 Period.

     Commissions and clearing costs, which represents the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades) increased by $4,965,000 to $12,100,000 in the 1995 Period from $7,135,000 in the 1994 Period. Commissions and clearing costs as a percentage of commission and fee income and market making and principal transactions-net (the "Clearing Factor") increased to 70% in the 1995 Period as compared to 63% in the 1994 Period. The Company believes that the increase in the Clearing Factor is attributable to several factors including
(i) the utilization of special first year payouts to recruit registered representatives to work in the Company's new offices and (ii), an increase in the percentage of fee income generated by the Company's independent affiliated branch offices.

     The Company believes that its Clearing Factor is representative of the prevailing experience in the industry, although sufficient industry data is not available to make a precise comparison. The major component, however, is commission rates, and the Company's commission rates for its independent affiliated branch office registered representatives and its in-house employee registered representatives are comparable with that paid by other firms in the securities brokerage industry (ranging from 80% to 90% for registered representatives in affiliated branch offices and 30% to 50% for its in-house employee registered representatives, depending upon production levels). Affiliated branch office registered representatives receive higher commissions from the Company than registered representatives who are Company employees, which reflects that each affiliated branch office is responsible for its own overhead. Accordingly, the Company's overhead attributable to branch registered representatives is less than the overhead attributable to the Company's in-house registered represen-tatives. As a result, the Company's margin is not adversely affected by engaging additional affiliated branch office registered representatives (and paying them higher commissions) as opposed to hiring in-house employee registered representatives.

     Employee compensation and benefits increased by $449,000 to $3,380,000 in the 1995 Period from $2,931,000 in the 1994 Period primarily reflecting compensation and employee benefit costs associated with an increase in professional and support staff which resulted from the opening of new offices and a general increase in transaction volume experienced due to improved market conditions.

     General and administrative expenses increased by $653,000 to $3,519,000 in 1995 Period from $2,866,000 in the 1994 Period.
General and administrative expenses, as a percentage of total revenues declined to 16% in the 1995 Period from 19% in 1994 Period. The increase in general and administrative expenses in absolute terms is primarily attributable to a the opening of new offices and a general increase in expenditures as a result of increased transaction volume.

     Interest expense, which consists primarily of interest incurred on short-term borrowings to finance JWC Clearing receivables from customers and securities owned, increased to $784,000 in the 1995 Period from $479,000 in the 1994 Period. The increase is primarily a result of an increase in the average outstanding balance of receivables from customers which are financed by the Company through short term borrowings.

     Net income increased to $1,340,000 (or 6% of total revenues) in the 1995 Period from $877,000 (or 6% of total revenues) in the 1994 Period. The increase in income before income taxes in absolute terms is directly related to an increase in revenues.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 PERIOD") VS.
     1994 (THE "1994 PERIOD")

     Commissions and fee income decreased by $14,922,000 or 99% to $29,928,000 in the 1995 Period compared to $15,006,000 in the 1994 Period. Market making and principal transactions - net decreased by $1,521,000 or 9% to $14,639,000 in the 1995 Period
from $16,160,000 in the 1994 Period. The increase in the total of these two line items is directly related to the Company's expanded market making and trading activities experienced in the 1995 Period as compared to the 1994 Period.

     Interest income increased by $1,301,000 to $4,753,000 in the 1995 Period from $3,492,000 in the 1994 Period. The increase in interest income is primarily due to the increase in interest rates in the 1995 Period as compared to the 1994 Period.

     Clearing fees amounted to $4,182,000 and $3,705,000 in the 1995 and 1994 Periods, respectively. The increase in clearing fees is primarily due to generally more favorable market conditions experienced in the 1995 Period and the continued addition of new correspondents which were only utilizing the Company's clearing services for, at most, a portion of the 1994 Period.

     Commissions and clearing costs increased by $11,275,000 to $31,138,000 in the 1995 Period from $19,863,000 in the 1994
Period. The Clearing Factor increased to 70% in the 1995 Period as compared to 64% in the 1994 Period for the same reasons discussed in the comparison of the three month period above.

     Employee compensation and benefits increased by $2,074,000 to $10,057,000 in the 1995 Period from $7,983,000 in the 1994
Period primarily for the same reasons discussed in the comparison of the three month period.

     General and administrative expenses increased by $1,645,000 to $9,998,000 in 1995 Period from $8,353,000 in the 1994 Period.
General and administrative expenses represented approximately 18% of total revenues in the 1995 Period as compared to 21% in the 1994 Period. The increase in general and administrative expenses in absolute terms is primarily attributable the same reasons discussed in the comparison of the three month period.

     Net income increased to $2,422,000 (or 4% of total revenues) in the 1995 Period from $2,088,000 (or 5% of total revenues) in the 1994 Period. The increase in net income is directly related the overall increase in revenues experienced in the 1995 Period as compared to the 1994 Period.


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

     The Company has borrowed over the past few years an aggregate of $5,000,000 from Gilman CMG, Inc. ("GCMG") or an affiliate thereof, which owns approximately 49% of the Company's outstanding shares of Common Stock. On May 15, 1995, the Company and GCMG entered into a new Loan Agreement for a refinancing of that debt, pursuant to which the debt was converted to a term loan, bearing interest at a rate of 10% per annum, with $1,000,000 of principal paid on May 16, 1995, and the remaining $4,000,000 of principal payable in equal quarterly installments of $250,000 on July 15, October 15, January 15, and April 15, of each year until paid in full. Interest accrues on the principal outstanding from time to time and is payable quarterly on the same dates that principal payments are required. The Company has the option to prepay principal, in whole or in part at any time, without premium or penalty.

     On May 15, 1995, the Company and GCMG also entered into a Stock Repurchase Agreement, pursuant to which the Company agreed to repurchase the shares of Common Stock of the Company owned by GCMG. Under the Stock Repurchase Agreement, the Company is required to use its Modified Net Income to repurchase annually (on or before each April 15, commencing on April 15, 1996) shares of Common Stock at a price of $3.00 per share, subject to possible upward adjustment based on certain increases to the Company's net tangible book value occurring after March 31, 1995. "Modified Net Income" for each year means 50% of the Company's audited net income for the immediately preceding fiscal year after subtracting the aggregate amount of principal payments made to GCMG on the above debt during such fiscal year. The Company is obligated, however, to repurchase all shares of Common Stock owned by GCMG on or before April 15, 2003, or it will incur a $672,000 repurchase delay penalty that will be due and payable in two equal installments on April 16, 2003 and April 16, 2004. The Stock Repurchase Agreement also caused GCMG to sell and surrender to the Company for retirement all shares of Series A Special Distribution Stock owned by GCMG, for a an aggregate purchase price of $700.

     As a result of the Company entering into this Stock
Repurchase Agreement, $5,746,000 was reclassified from the shareholder's equity section of condensed balance sheet to redeemable preferred stock. Such amount represents the Company's minimum purchase obligation to GCMG.

     The Company believes that its current borrowing arrangements combined with anticipated levels of internally generated funds will be sufficient to fund its financial requirements for the foreseeable future. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. Should the Company significantly expand either its market making activities or its underwriting of securities on a "firm-commitment" basis, however, the Company may need to obtain additional capital to support such activities and to comply with regulatory requirements. The Company is not dependent upon raising additional capital, however, in order to maintain its current levels of operations, and therefore does not propose to raise additional capital unless it is available on acceptable terms. In the event that the Company should find that its ability to generate funds internally is insufficient to satisfy its future capital needs, the Company will require additional financing from outside sources.

     At September 30, 1995, the Company had shareholders' equity of $9,435,000, representing a decrease of $3,324,000 from December 31, 1995. The decrease in shareholders' equity is solely due to the reclassification of $5,746,000 from shareholder's equity to redeemable preferred stock as discussed above net of reported net income of $2,422,000 for the period.

     CSG , DMG, JWC Securities and JWC Clearing are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital and requires that CSG's, DMG's and JWC Securities' ratio of aggregate indebtedness to net capital (excess net capital), as defined by the Rule, not exceed 15 to 1. JWC Clearing has elected to comply with the "alternative net capital requirement" of Rule 15c3-1, which requires net capital equal to or greater than 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. Additionally, JWC Clearing and JWC Securities are subject to the minimum net capital requirements of the NYSE, which provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of September 30, 1995, CSG, JWC Securities and DMG had net capital of $2,979,000, $2,526,000 and $460,000, respectively and excess net capital of $2,729,000, $2,276,000 and $360,000, respectively. At September 30, 1995,
JWC Clearing's net capital was 7.3% of aggregate debit items as compared with the minimum of 2%, and its Rule 15c3-1 net capital was $6,395,000 as compared with the minimum of $4,650,000.

     In its capacity as a general partner in an affiliated real estate limited partnership, the Company has guaranteed certain partnership indebtedness. Additionally, under applicable partnership law, the Company is contingently liable for any obligations of such limited partnership that remain unpaid after any dissolution of the partnership. The Company has not made any provision in its financial statements for the possible effect on the Company's financial condition of the above guarantee and the Company's contingent liability as a general partner of its affiliated partnership. The Company does not expect to incur any significant losses or obligations that may materially affect the Company's liquidity as a result of this matter.

                      II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
          Exhibit 27 - Financial Data Schedule

     (b) Reports on From 8-K:
          None.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JW CHARLES FINANCIAL SERVICES, INC.




Date: November 13, 1995                         /s/ Joel E. Marks
                                      -------------------------------------
                                      (Joel E. Marks, Senior Vice President)
                                             (Duly Authorized Officer)


Date: November 13, 1995                        /s/ Joel E. Marks
                                     --------------------------------------
                                     (Joel E. Marks, Vice President,
                                     Principal Financial and Accounting
                                     Officer)