Form 10-K
period 1995-12-31
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1996-03-28
CIK 741557

                      Washington, D.C. 20549
                              FORM 10-K

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________ to ______________

                  Commission file number 0-14772

               JW CHARLES FINANCIAL SERVICES, INC.
      (Exact name of registrant as specified in its charter)

             Florida                      58-1545984
     -------------------------------   ----------------
     (State or other jurisdiction of   (I.R.S. Employer
     incorporation or organization)   Identification No.)


     980 North Federal Highway -- Suite 210
          Boca Raton, Florida                      33432
     ---------------------------------------      ---------
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (407) 338-2600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock - Par Value $.001 per share
             ----------------------------------------
                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No
                                       ---   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     On March 21, 1996, the Registrant had 3,914,748 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the average of the bid and asked prices ($4.81) at the close of business on such date, was approximately $6,173,000.

               DOCUMENTS INCORPORATED BY REFERENCE

     Part III - Portions of the Registrant's definitive Proxy Statement relative to the 1996 Annual Meeting of Stockholders to be held June 11, 1996. (The Registrant intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to April 30, 1996.)
                              PART I

ITEM 1. BUSINESS

BACKGROUND AND GENERAL

     JW Charles Financial Services, Inc. (the "Company"), primarily through its three principal subsidiaries, Corporate Securities Group, Inc. ("CSG"), JW Charles Clearing Corp. ("JWC Clearing") and JW Charles Securities, Inc. ("JWC Securities"), operates a full-service securities brokerage and investment banking firm and provides securities transaction processing and other related services (also referred to as "clearing services"). Its primary business is providing a wide range of securities brokerage and investment services to a diversified client base, delivering a broad range of clearing services to affiliated and independent broker-dealers, including affiliates of commercial banks, and providing investment banking services to corporate clients. A fourth subsidiary of the Company, DMG Securities, Inc. ("DMG"), is also engaged in the securities brokerage business.

     The Company was incorporated as a Florida corporation in December, 1983. On November 1, 1990, the Company acquired by merger 100% of a privately owned financial services holding company then known as JW Charles Financial Services, Inc. ("Old JWC Financial"). The principal subsidiaries of Old JWC Financial encompassed the operations of what is now known as JWC Securities and JWC Clearing. The operations of JWC Securities and JWC Clearing date back to 1973.

     The Company derives revenues primarily from two types of activities: clearing services and brokerage and investment banking services. These activities generate revenue for the Company in the form of commission and fee income, market making and principal transactions revenues, securities transaction processing fees ("clearing fees") and interest income. The Company also derives revenues from insurance brokerage services and consulting services. The following table indicates the percentage of total revenues represented by each of these activities during the past two years:

                                                          Percentage of Total Revenues
                                                            Year Ended December 31,
                                                        -------------------------------
                                                        1995         1994          1993
                                                        -------------------------------
Commissions                                              51%          38%           45%
Market making and principal transactions, net            23%          36%           33%
Interest                                                  9%           8%            7%
Clearing fees                                            13%          12%           11%
Other                                                     4%           6%            4%

     The following table indicates the amounts and percentages of total revenues generated by each of the Company's principal investment banking and securities brokerage subsidiaries in each of the past three years. JWC Clearing was not operated as a separate subsidiary until January 3, 1994, when it was formed by the Company's division and separation of the securities transaction processing services function traditionally provided by JWC Securities from its other brokerage and investment banking function. See "Processing Operations" below.

                                                           Revenues
                                                   (Amount in Millions of Dollars)
                                                      Year Ended December 31,
                                     ------------------------------------------------------
                                           1995                1994                 1993
                                     ------------------------------------------------------
                                     Amount      %        Amount      %       Amount       %
                                     ------      --       ------     --       ------      --
Corporate Securities Group, Inc.      $31.3      39        $25.7     43        $22.3      45
JW Charles Securities, Inc.           $24.8      31        $17.2     29        $27.1      54
JW Charles Clearing Corp.             $20.6      26        $14.3     24            -      -
DMG Securities, Inc.                   $2.9      4          $2.6      4          $.7      1

BROKERAGE

     The Company conducts its retail brokerage business through three wholly-owned subsidiaries, CSG, JWC Securities and DMG. The following table sets forth certain statistical information concerning registered representatives and branch offices of each of these subsidiaries:

                                                                               At December 31,
                     -----------------------------------------------------------------------------------------------------------
                                     1995                             1994                                    1993
                     -----------------------------------------------------------------------------------------------------------
                        Registered                        Registered                            Registered
                     Representatives  Branch Offices    Representatives     Branch Offices     Representatives     Branch Offices

JWC Securities           225               13                212                  16                 100                 10
CSG                      266               66                248                  50                 290                 56
DMG                       20                2                 51                   5                  16                  4
    TOTAL                511               81                511                  71                 406                 70

         JW CHARLES SECURITIES, INC.

     JWC Securities is a New York Stock Exchange ("NYSE") member organization and a member of the National Association of Securities Dealers, Inc. ("NASD"). JWC Securities' activities primarily consist of retail securities brokerage, management and participation in underwritings of equity and fixed income securities, distribution of mutual funds and unit trusts and research and investment advisory services. JWC Securities has clearing agreements with JWC Clearing and Bear Stearns Securities Corp. ("Bear Stearns"), both NYSE member organizations, under which agreements they provide JWC Securities with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These agreements allow JWC Securities to offer a range of products and services that is generally offered only by firms that are larger and have more capital than JWC Securities.

     At February 29, 1996, JWC Securities had thirteen (13) branch offices, ten of which are located in Broward, Dade and Palm Beach Counties, Florida, and one each in Atlanta, Georgia, New York City, New York and Shrewsbury, New Jersey. At February 29, 1996, it had approximately 240 registered representatives, all of whom are in-house employees. Through its retail branch network, JWC Securities markets a wide variety of investment products. The products, around which categories the major departments of the firm are organized, include common and preferred equities, tax-free and taxable bonds, unit trusts, mutual funds, insurance and annuity products and options.

     CORPORATE SECURITIES GROUP, INC.

     CSG, a general securities broker-dealer, provides products and services similar to those offered by JWC Securities for the accounts of its customers and for its own account. CSG is a member of the NASD and has clearing agreements with Bear Stearns and JWC Clearing under which agreements they provide CSG with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These agreements allow CSG to offer a range of products and services that is generally offered only by firms that are larger and have more capital than CSG.

     At February 29, 1996, CSG operated seventy-two (72) branch offices, of which two (2) are owned by the Company and the remainder operate as independently owned affiliates. In affiliated branch office situations, the office is owned and operated by an independent person who obtains appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with CSG and being subject to its supervisory jurisdiction. Each such office is responsible for its own overhead and other operational expenses, although all of its revenues from securities brokerage transactions accrue to CSG. CSG, on the other hand, pays commissions to the branch offices on the revenues generated by them (at higher rates than those paid to registered representatives working at either of the two offices owned by CSG) and provides other support for the operations, including required supervisory functions and access to CSG's securities transaction clearing agreements with Bear Stearns and JWC Clearing. All registered representatives who are associated with CSG, by working at either of the two offices owned by CSG or any one of the affiliated branch offices, are licensed with the NASD. At February 29, 1996, CSG had a total of approximately 280 registered representatives, approximately 45 of whom are employed in the two Company-owned CSG offices.

     The affiliated branch office system permits the Company to expand its base of revenue and its network for the retail distribution of securities underwritten by the Company (and for trading in connection with the Company's market making activities), without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring in-house registered representatives who are employees.

     DMG SECURITIES, INC.

     DMG is a NASD member firm which provides securities brokerage and investment services for the accounts of customers. DMG has a clearing agreement with JWC Clearing which provides DMG with back office support, execution services on all principal national and international securities exchanges, and access to many of their in-house financial services and products. This agreement allows DMG to offer a range of products and services that is generally offered only by firms that are larger and have more capital than DMG.

     At February 29, 1996, DMG operated two (2) branch offices with a total of approximately twenty (20) registered representatives. Each DMG office is owned and operated by an independent person who obtains appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with DMG and being subject to its supervisory jurisdiction. Each such office is responsible for its own overhead and other operational expenses, and operates in a manner similar to CSG.

INVESTMENT BANKING

     For certain operations (primarily corporate finance, research and syndicate) in which both JWC Securities and CSG are involved, the Company uses "JWCharles/CSG" as a stylized reference to both firms. The Company believes such usage, over time, will enhance the Company's prominence in the securities business, by promoting a single name that nonetheless draws upon the strengths of both primary subsidiaries.

     CORPORATE FINANCE

     The JWCharles/CSG Corporate Finance Department is involved in a variety of activities including public and private debt and equity financing for corporate clients, merger and acquisition consulting services, fairness opinions, evaluations and general financial consulting services. Their activities include securing the Company's participation in the distribution of securities -- both initial public offerings ("IPOs") and secondary offerings -- as the lead underwriter or co-manager. To date, JWCharles/CSG has concentrated its underwriting efforts in the IPO marketplace, seeking out emerging enterprises in industries that it believes offer reasonable opportunities for future growth. Compensation for corporate finance services includes cash fees in the form of underwriting commissions and, in certain situations, stock purchase warrants or direct equity positions, or consulting fees.

     RESEARCH

     In 1995, the Company made a strategic decision to expand the scope of its Research Department (i) to provide coverage on a broader range of companies and (ii) to increase the availability and use of in-house research by the Company's retail oriented registered representatives by fostering increased coordination among the research, syndicate, sales and marketing and corporate finance departments. This strategy was implemented in September 1995, through the hiring of a new Director of Research and the expansion of our professional staff. In addition to the Director of Research, JWCharles/CSG Research Department is currently staffed by five research analysts.

     SYNDICATE

     The JWCharles/CSG Syndicate Department coordinates the Company's participation in underwriting syndicates or selling groups of other underwriters and assists the Company in obtaining participation from other firms in JWCharles/CSG managed underwritings. During 1995 the Company primarily participated as an underwriter, dealer or selling group member in a variety of common and preferred equity offerings.

PRINCIPAL TRANSACTIONS

     MARKET MAKING

     The Company's market making activities are coordinated through JWC Clearing, which currently acts as a market maker for approximately 100 securities that are traded in the over-the-counter securities market. In such capacity, it facilitates trading in select securities by buying and selling securities as a principal for its own account, rather than as an agent for the accounts of its customers.

     The Company, through its market making activities, attempts to derive profits by buying stock at its quoted bid price and then either selling the stock at the current ask price or holding the stock in inventory for future sale at a higher price. If the market for such securities declines, however, or if JWC Clearing is otherwise unable to resell the securities at a favorable price, the Company could suffer losses and such losses could be substantial. Additionally, JWC Clearing engages in short sales, primarily to fill customer orders. A short sale represents an obligation of the Company to deliver specified securities at the contracted price, thereby creating a liability to purchase the securities at a future time at prevailing market prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to satisfy the sale of these securities may exceed the amount recognized by the Company at the time the short sale was executed.

     The Company's general policy is not to hold a substantial volume of securities for any significant period of time, so as to reduce the risk of losses from market declines or unfavorable developments. The Company's market making activities have historically accounted for a significant portion of its revenues, and the Company anticipates that these activities will continue to be a significant factor in the Company's operations and its prospects for profitability.

     FIXED INCOME

     Through the JWCharles/CSG Fixed Income Department, the Company distributes both taxable and tax-exempt fixed income products (such as corporate, government and mortgage-backed securities as well as municipal bonds and unit investment trusts). The Company positions taxable fixed income securities and municipal bonds in both the primary and secondary markets as principal and participates as underwriter, dealer and selling group member for corporate, municipal taxable and non-taxable unit trusts offerings.

PROCESSING OPERATIONS

     JWC Clearing provides clearing services on a fully disclosed basis for a variety of customers ("Correspondents") who are engaged in the securities brokerage business but who lack the back office or other support capacities to process and clear securities transactions for their clients. In a fully disclosed transaction, the identity of the Correspondent's client is known to JWC Clearing, and JWC Clearing physically maintains the client's account and performs a variety of services as agent for the Correspondent.

     The execution and clearing process requires the performance of a series of complex steps, many of which are accomplished with the assistance of sophisticated data processing hardware and software. JWC Clearing has approximately 60 Correspondents, none of which accounted for more than ten percent of the Company's revenues.

EMPLOYEES; REGISTERED REPRESENTATIVES; BRANCH OFFICES

     As of December 31, 1995, the Company and it subsidiaries had a total of approximately 280 salaried employees and 511 registered representatives. Of these totals, approximately 265 registered representatives are independent contractors affiliated with one of the 53 affiliated, but independently owned and operated, CSG and DMG branch offices.

     The Company has chosen to focus on the development and expansion of its retail brokerage business primarily through the acquisition or establishment of additional CSG affiliated branch offices and the recruitment of in-house employee registered representatives for JWC Securities.

COMPETITION

     The Company competes with numerous investment banking and brokerage firms, consulting firms, and financial service companies that are larger, better financed, more experienced, and, in some instances, offer a range of financial and other services to clients that exceed the services offered by the Company. In addition, there is increasing competition from other businesses that now offer financial services, such as commercial banking and insurance companies and certain accounting firms.
The principal competitive factors in the securities industry are the quality and ability of professional personnel, the relative prices of services and products offered, and the efficiency of back office operations. The Company has tried to position itself competitively by targeting its investment banking services to smaller companies and providing competitively priced products and services. Additionally, the Company has targeted markets that it believes are not adequately served by, and are not a primary focus of, most of these other larger firms. The Company believes that its clearing services and back office support agreements with Bear Stearns provides it additional ability to compete with larger firms.

REGULATION

     The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. The Securities and Exchange Commission is the federal agency charged with the administration of the federal securities laws. Much of the regulation of the securities industry, however, has been assigned to various self regulatory organizations ("SRO's"), principally the NASD, and in the case of NYSE member firms, the NYSE. The SRO's, among other things, promulgate regulations and provide oversight in areas of (i) sales practices, (ii) trade practices among broker-dealers, (iii) capital requirements, (iv) record keeping and (v) conduct of employees and affiliates of member organizations. In addition to promulgating regulations and providing oversight, the SEC and the SRO's have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Furthermore, new legislation, changes in the rules and regulations promulgated by the SEC and SRO's, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers.

ITEM 2. PROPERTIES.

     The Company owns no real property. The Company leases its corporate offices and operations facilities from an unaffiliated company. Its corporate offices and operations facilities are located at 980 North Federal Highway, Boca Raton, Florida 33432, where it occupies approximately 16,400 square feet of space. JWC Securities branch offices and the two CSG-owned branch offices are also leased premises, comprising an aggregate of approximately 63,000 square feet of office space in several cities. The Company believes that its office facilities are adequate for its current and reasonably foreseeable operations.

ITEM 3. LEGAL PROCEEDINGS.

     In July 1994, a third amended complaint was filed in the matter of Marilyn Norwood, as guardian for Samuel Laten v. JW Charles Securities, Inc., et al., Case No. 93-19727, in the Circuit Court for the Seventeenth Judicial Circuit In and For Broward County, Florida (the "Norwood Matter") which raised claims against JW Charles Securities, Inc. and certain of its registered representatives. The Plaintiff alleges that JW Charles Securities, Inc. and certain of its registered representatives acted as accomplices in a scheme to defraud Samuel Laten out of $2,700,000 which was deposited by Laten into a joint account at JW Charles Securities, Inc. The Plaintiff further alleges that Robert Ballard (the other joint account owner) defrauded Laten by withdrawing the monies deposited into the joint account and that JW Charles Securities, Inc. was negligent in allowing this type of activity to occur. In October, 1994, a hearing was held to rule on JW Charles Securities, Inc. motion to compel arbitration. The Court granted the Company's motion and the case was dismissed as to JW Charles Securities, Inc. and its registered representatives. The Plaintiff has since filed an arbitration claim alleging the same acts. An answer has been filed and hearing dates have been scheduled beginning on June 3, 1996. The Company expects that the ultimate disposition of this case will not have a material adverse impact upon its financial position or results of operations.

     Of Counsel Enterprises, Inc. (now Co-Counsel) has instituted a civil proceeding in federal court in Houston, Texas against eleven (11) different defendants alleging violations of state and federal securities laws as well as Texas common law in connection with the initial public offering and aftermarket activity in 1993 associated with the Of Counsel stock. The damages claimed are in excess of $10 million. Plaintiffs allege that certain defendants manipulated the price of the stock in the aftermarket, thereby depriving Plaintiff of its rights to profits from the sale of the stock. On January 10, 1996, a court order was entered permitting Plaintiffs to file a Supplemental Complaint against JW Charles Securities, Inc. and Corporate Securities Group, Inc., underwriters to the initial public offering. On February 29, 1996, JW Charles Securities, Inc. and Corporate Securities Group, Inc. jointly filed a Motion to Dismiss the Supplemental Complaint. The matter is currently scheduled for trial in October 1996, however it is anticipated that joint motions to amend the current scheduling order will be filed. The Company intends to vigorously defend itself in this matter and expects that the ultimate disposition of this case will not have a material adverse impact upon its financial position or results or operations.

     In addition to these matters, the Company has been named in various arbitration and legal proceedings arising out of the ordinary course of its securities brokerage business. Although arbitration and litigation involves contingencies that cannot be definitively predicted, including the unpredictability of actions that might be taken by an arbitration panel or jury on matters that are submitted to them, the Company expects that the ultimate disposition of arbitration and litigation arising from the ordinary course of business will not have a material adverse impact upon its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on The Nasdaq Small-Cap Market under the symbol "KORP." The following table sets forth for the periods indicated the quarterly high and low sales price information related to trading in the Company's common stock. Such information has been obtained from Nasdaq.

                                            High Sales Price        Low Sales Price
                                            ----------------        ---------------

              1996:
              First Quarter
              (through February 29, 1996)        $ 4.63                $  4.13

              1995:
              First Quarter                      $ 5.13                $  3.63
              Second Quarter                     $ 4.13                $  3.25
              Third Quarter                      $ 4.13                $  3.25
              Fourth Quarter                     $ 4.75                $  3.63

              1994:
              First Quarter                      $ 4.25                $  3.00
              Second Quarter                     $ 3.63                $  3.00
              Third Quarter                      $ 3.50                $  2.75
              Fourth Quarter                     $ 4.00                $  2.75

         The closing bid price for the common stock on March 21, 1996 was $4.63

     There were approximately 150 holders of record of the Company's common stock as of March 21, 1996. Investors who beneficially own common stock that is held in street name by brokerage firms are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, the Company believes that the actual number of individual beneficial owners of its common stock exceeds 750.

     The Company is authorized to issue 9,056,000 shares of common stock. The holders of shares of common stock are not entitled to cumulative voting and do not have any pre-emptive rights to subscribe to any securities of the Company.

     No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate payment of common stock dividends in the foreseeable future. The Company has adopted a policy of cash preservation for future use in the business, although the declaration and payment of dividends on the common stock is not subject to legal restrictions on the Board's authority.

ITEM 6. SELECTED FINANCIAL DATA.

                                                               Year Ended December 31,
                                    --------------------------------------------------------------------------------
                                        1995             1994             1993             1992             1991
                                        ----             ----             ----             ----             ----
Statement of Income Data:
Total revenues                      $ 80,041,000     $60,471,000      $50,066,000       $39,723,000      $28,929,000
Income before cumulative effect
   of change in accounting          $  3,810,000     $ 3,300,000      $ 3,114,000       $ 3,135,000      $ 2,321,000
   principle
Cumulative effect of change in
   accounting principle             $          -     $           -    $   658,000       $          -     $         -
Net income                          $  3,810,000     $ 3,300,000      $ 3,772,000       $ 3,135,000      $ 2,321,000
PER SHARE:
Income before cumulative effect
   of change in accounting          $        .95     $       .82      $       .76       $       .71      $       .51
   principle
Cumulative effect of change in
  accounting principle              $          -     $         -      $       .17       $         -      $         -
Net income                          $        .95     $       .82      $       .93       $       .71      $       .51
Weighted average common
  shares outstanding                   4,016,734       3,938,591        3,960,673         4,105,398       4,409,698


                                                                   At December 31,
                                    --------------------------------------------------------------------------------
                                         1995             1994             1993             1992             1991
                                         ----             ----             ----             ----             ----
STATEMENT OF FINANCIAL
  CONDITION DATA:
Cash and cash equivalents           $  8,597,000     $ 5,401,000      $ 3,289,000       $ 2,884,000      $   255,000
Total assets                        $115,214,000     $82,218,000      $77,564,000       $50,030,000      $40,969,000
Short-term borrowings from
  banks                             $ 29,114,000     $ 7,303,000      $20,271,000       $10,936,000      $10,813,000
Notes payable to affiliates         $  3,500,000     $ 5,161,000      $ 2,661,000       $   161,000      $   193,000
Total liabilities                   $ 98,643,000     $69,459,000      $67,454,000       $42,897,000      $36,065,000
Redeemable preferred stock          $          -     $         -      $         -       $   519,000      $ 2,100,000
Mandatorily redeemable common       $  7,013,000     $         -      $         -       $         -      $         -
  stock
Total stockholders' equity          $  9,558,000     $12,759,000      $10,110,000       $ 6,614,000      $ 2,803,000

__________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the years ended December 31, 1995, 1994 and 1993. The discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes, and with the other financial information appearing herein. See Item 8.

RESULTS OF OPERATIONS -- THREE YEARS ENDED DECEMBER 31, 1995

     1995 represented the Company's twelfth consecutive year of record revenues. The Company's results of operations for 1995 were buoyed by a vibrant and rising stock market. Substantially all of the Company's business lines turned in strong performances, particularly when compared to the corresponding period of the prior year.

                                                            Year Ended December 31.
                                           ---------------------------------------------------------
                                             1995      % Increase    1994       % Increase     1993
                                            (000's)    (Decrease    (000's)     (Decrease)    (000's)
                                           ----------------------------------------------------------
Revenues:
Commissions                                $40,566          76      $22,984           3      $22,331
Market making and principal
  transactions, net                         18,604        (15)       21,971          33       16,560
Interest                                     7,279          56        4,678          41        3,313
Clearing fees                               10,176          38        7,371          26        5,852
Other                                        3,416         (1)        3,467          72        2,010
                                           ---------------------------------------------------------
     Total Revenues                        $80,041          30      $60,471          23      $50,066
                                           =========================================================
Number of registered representatives          511            -         511           26         406
Number of branch offices                       81           14          71            1          70

                                                              Year Ended December 31.
                                           ----------------------------------------------------------
                                            1995         % Increase   1994       % Increase    1993
                                           (000's)                   (000's)                  (000's)
                                           -----------------------------------------------------------
Expenses:
Commissions and clearing costs             $42,160          41      $29,890          24      $24,170
Employee compensation and benefits          13,820          18       11,754          24        9,459
Occupancy and equipment rental               4,206          17        3,607          34        2,688
Communications                               3,867          23        3,146          22        2,575
General and administrative                   6,647          29        5,146           -        5,141
Interest                                     3,054          81        1,685          55        1,089

     Total revenues of $80,041,000 recorded in 1995, a record for any fiscal year in the Company's history, increased 30% over last year's $60,471,000. During 1995 the Company experienced increases in almost all revenue categories; the exceptions being market making and principal transactions and other income. The reduction in market making and principal activities, which represents the net realized and unrealized gain or loss experienced from trading or otherwise acting as principal in securities transactions, is primarily the result of a shift in the mix of the Company's business. Market making and principal transactions represented approximately 23%, 36% and 33% of total revenues in 1995, 1994 and 1993, respectively. The reduction in market making and principal transactions in both absolute and percentage terms is primarily due to (i) changes in rules and regulations governing this type of activity which made it less profitable and (ii) an effort on the Company's part to reduce its dependence on this type of activity. Other income, which consists primarily of fee income, was lower in 1995 and 1993 primarily as a result of the Company managing or co-managing fewer underwritings in those years as compared to 1994. Growth in the other revenue categories was primarily due to heightened client activity, both retail and clearing, associated with 1995's vibrant and rising stock market.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions,net (the "Clearing Factor"), in 1995, 1994 and 1993 were 71%, 66% and 62%, respectively. The Company believes that the Clearing Factor has increased over the past years as a result of (i) an increase in the average production per registered representative which results in a higher percentage payout and (ii) an increase in the percentage of the Company's commission business being cleared through Bear Stearns as compared to JWC Clearing. Clearing costs paid to Bear Stearns are recorded as an expense whereas clearing costs paid to JWC Clearing are eliminated in consolidation.

     The Company believes that its Clearing Factor is representative of the prevailing experience in the industry, although sufficient industry data is not available to make a precise comparison. The major component, however, is commission rates, and the Company's commission rates for its independent affiliated branch office registered representatives and its in-house employee registered representatives are comparable with that paid by other firms in the securities brokerage industry (typically ranging from 80% to 90% for registered representatives in affiliated branch offices and 30% to 50% for its in-house employee registered representatives, depending upon production levels). Affiliated branch office registered representatives (who are not employees of the Company, and who comprise the majority of the Company's registered representatives) receive higher commissions from the Company than registered representatives who are Company employees, which reflects that each affiliated branch office is responsible for its own overhead. Accordingly, the Company's overhead attributable to non-employee registered representatives is less than the overhead attributable to the Company's employee registered representatives. As a result, the Company's margin is not adversely affected by engaging additional affiliated branch office, non-employee registered representatives (and paying them higher commissions) as opposed to hiring in-house employee registered representatives.

     Comparative employee compensation and benefits, occupancy and equipment rental, communications and general and administrative expenses reflect the costs associated with the Company's overall business growth.

     Interest income consists primarily of interest earned on receivables from customers, securities owned and customer money market fund balances. Interest expense, which consists primarily of interest incurred on short-term borrowings and notes payable used to finance JWC Clearing receivables from customers and securities owned has increased in each of the past three years. The increase in both of these items is primarily a result of: (i) a general increase in interest rates experienced from 1993 through most of 1995, and (ii) an increase in the average outstanding loan balances used to fund increased customer balances from 1993 to 1995 reflecting the Company's overall business growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of securities owned, which are marked to market daily, and receivables from customers arising from customer related securities transactions. Receivables from customers consist primarily of collateralized customer margin loans and securities borrowed, which are typically secured with marketable corporate debt and equity securities. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer related balances. Accordingly, the Company's total assets and financial leverage can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from banks.

     The Company has borrowed over the past few years an aggregate of $5,000,000 from Gilman CMG, Inc. ("GCMG") or an affiliate thereof, which owns approximately 49% of the Company's outstanding shares of Common Stock. On May 15, 1995, the Company and GCMG entered into a new loan agreement (the "Gilman Loan") for a refinancing of that debt, pursuant to which the debt was converted to a $5,000,000 term loan, bearing interest at a rate of 10% per annum. On May 16, 1995, $1,000,000 of principal was repaid, with repayment of the remaining $4,000,000 of principal payable in equal quarterly installments of $250,000 due on July 15, October 15, January 15, and April 15, of each year until paid in full. Interest accrues on the principal outstanding from time to time and is payable quarterly on the same dates that principal payments are required. The Company has the option to prepay principal, in whole or in part at any time, without premium or penalty. At March 26, 1996, $3,250,000 was outstanding under the Gilman Loan.

     On May 15, 1995, the Company entered into a Stock Repurchase Agreement (the "Agreement") with GCMG to repurchase all of the approximately 49% of the Company's outstanding common stock held by GCMG. Beginning April 15, 1996, the Company is obligated, under the Agreement, to repurchase stock each year in an amount equal to 50% of annual net income, as defined, until all the Gilman stock is repurchased. For purposes of determining the aggregate amount of stock required to be repurchased each year, net income is reduced by principal payments on the Gilman Loan. The repurchase price per share is a minimum of $3.00, subject to certain adjustments each year based upon changes in the Company's net tangible book value, as defined. On April 15, 1996, the Company will be required to repurchase 315,510 shares of common stock from GCMG at a price per share of $3.66 for total consideration of $1,155,000. The Company must complete the repurchase of all the GCMG stock by April 15, 2003 or pay a one time penalty of $672,000.

     On May 15, 1995, the Company reclassified $5,798,000, representing $3.12 per share, from additional paid-in capital and retained earnings to mandatorily redeemable common stock to reflect the terms of the Agreement. The difference between the initially recorded cost of the mandatorily redeemable stock and the adjusted purchase price has been accreted to mandatorily redeemable stock through a $1,035,000 direct charge to retained earnings. In conjunction with the Agreement, the Company purchased all of the Company's outstanding preferred stock from GCMG for an aggregate price of $700.


     On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowing under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At March 26, 1996, the balance outstanding under the Wilmington Facility was $0.

     In connection with the Wilmington Facility, the Company entered into a Marketing Agreement with Wilmington Trust FSB and granted W T Investments, Inc. a warrant to purchase up to 400,000 shares of the Company's common stock at any time prior to December 31, 2002. The exercise price per share is the greater of $5.50 or an amount equal to the sum of total (i) gross revenues multiplied by .175 plus (ii) earnings before tax multiplied by 2.5 and divided by the weighted average number of common shares outstanding based upon the Company's audited financial statements. The Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

     The Company believes that its current borrowing arrangements, combined with anticipated levels of internally generated funds, will be sufficient to fund its financial requirements for the foreseeable future. This estimate is based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. Should the Company significantly expand either its market making activities or its underwriting of securities on a "firm-commitment" basis, however, the Company may need to obtain additional capital to support such activities and to comply with regulatory requirements. The Company is not dependent upon raising additional capital in order to maintain its current levels of operations, and therefore does not propose to raise additional capital unless it is available on acceptable terms. If the Company should find that its ability to generate funds internally is insufficient to satisfy its future capital needs, the Company will require additional financing from outside sources.

     At December 31, 1995, the Company had stockholders' equity of $9,558,000, representing a decrease of $3,201,000 from December 31, 1994. The decrease in stockholders' equity is solely due to the reclassification of $7,013,000 from stockholders' equity to mandatorily redeemable stock as discussed above, net of reported net income of $3,810,000 for the period.

     CSG , DMG, JWC Securities and JWC Clearing are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital and requires that CSG's, DMG's and JWC Securities' ratio of aggregate indebtedness to net capital (excess net capital), as defined by the Rule, not exceed 15 to 1. JWC Clearing has elected to comply with the "alternative net capital requirement" of Rule 15c3-1, which requires net capital equal to or greater than 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. Additionally, JWC Clearing is subject to the minimum net capital requirements of the NYSE, which provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of December 31, 1995, CSG, JWC Securities and DMG had net capital and excess net capital of $2,160,000, $1,372,000 and $453,000 and $1,910,000, $1,122,000 and $353,000, respectively, each of which complied with the applicable requirements of Rule 15c3-1. At December 31, 1995, JWC Clearing's net capital was 10.1% of aggregate debit balances as compared with the minimum of 2%, and its Rule 15c3-1 net capital of $8,742,000 was $7,007,000 in excess of required net capital.

     In its capacity as a co-general partner in an affiliated real estate limited partnership, the Company has guaranteed certain partnership indebtedness. Additionally, under applicable partnership law, as a co-general partner, the Company is contingently liable for any obligations of such limited partnership that remain unpaid after any dissolution of the partnership. The Company has not made any provision in its financial statements for the possible effect on the Company's financial condition of the above guarantees and the Company's contingent liability as a general partner of its affiliated partnership. The Company does not expect to incur any significant losses or obligations that may materially affect the Company's liquidity or financial condition as a result of these matters.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company will adopt Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") during 1996. The adoption of SFAS 123 is not expected to have a material impact on the Company's financial position or results of operations, but will require more extensive disclosure of the pro forma effect of the Company's stock based compensation on its results of operations.

IMPACT OF INFLATION

     Although the precise effect of inflation on the present operations of the Company cannot accurately be determined, management believes that continuation of the general levels of inflation experienced in recent years will not have a significant impact on the Company's current and contemplated operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is included in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained in the Company's Proxy Statement, with respect to the identity and background of directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 11. EXECUTIVE COMPENSATION.

     The information contained in the Company's Proxy Statement, with respect to executive compensation, is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT.

     The information contained in the Company's Proxy Statement, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained in the Company's Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1) The following consolidated financial statements of JW
     Charles Financial Services, Inc. and subsidiaries are included in Part II - Item 8 of this Form 10-K and are included on pages F-1 to F-19 of this report:

        Consolidated Statements of Financial Condition as of
        December 31, 1995 and 1994

        Consolidated Statements of Income For the Years Ended
        December 31, 1995, 1994 and 1993.

        Consolidated Statements of Stockholders' Equity For the
        Years Ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Cash Flows For the Years Ended
        December 31, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements

     (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the required information is not required under the related instructions, is inapplicable, or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.

     (3) Exhibits included herein:

               Exhibit
               Number   Description                                   Page

                3(a)    Restated Articles of Incorporation               *
                        (incorporated by reference to
                        Exhibit 3 to the Company's Current
                        Report on Form 8-K dated November
                        1, 1990).

                3(b)    Articles of Amendment to Restated                *
                        Articles of Incorporation
                        (incorporated by reference to
                        Exhibit 3(b) to the Company's
                        Annual Report on Form 10-K for the
                        fiscal year ended December 31,
                        1993).

                3(c)    Articles of Amendment to Restated                *
                        Articles of Incorporation (incorporated
                        by reference to Exhibit 3(c) to the
                        Company's Annual Report on Form 10-K
                        for the fiscal year ended December 31,
                        1994).

                3(d)    By-Laws (incorporated by reference               *
                        to Exhibit D to Amendment No. 1 to
                        Registrant's Registration Statement
                        of Form S-18 (File Number 2-897713-
                        A) filed with the Commission on May
                        2, 1984).

                4(a)    Article III - Capitalization of the              *
                        Company's Articles of Incorporation
                        (See Exhibit Number 3(b) above).

               10(a)    Amended and Restated Agreement and               *
                        Certificate of Limited Partnership
                        of The Depot Center, Ltd.
                        (incorporated by reference to
                        Exhibit 10(a) to the Company's
                        Annual Report on Form 10-K for the
                        fiscal year ended January 31,
                        1985).

               10(b)    Amended and Restated Agreement and               *
                        Certificate of Limited Partnership
                        of Coleman Road/120 Associates,
                        Ltd. (incorporated by reference to
                        Exhibit 10(b) to the Company's
                        Annual Report on Form 10-K for the
                        fiscal year ended January 31,
                        1985).

               10(c)    Amended and Restated Agreement and               *
                        Certificate of Limited Partnership
                        of Poppy Square Shopping Center,
                        Ltd. (incorporated by reference to
                        Exhibit 10(c) to the Company's
                        Annual Report on Form 10-K for the
                        fiscal year ended January 31,
                        1986).

               10(d)    Agreement for Securities Clearance               *
                        Services between Corporate
                        Securities Group, Inc. and Bear
                        Stearns & Co., Inc. (incorporated
                        by reference to Exhibit 10(d) to
                        the Company's Amendment to
                        Application or Report on Form 8
                        dated October 3, 1990).

               10(e)    Amended and Restated Employment                  *
                        Agreement of Marshall T. Leeds
                        (incorporated by reference to
                        Exhibit 10(e) to the Company's
                        Annual Report on Form 10-K for the
                        fiscal year ended December 31,
                        1993).

               10(f)    Agreement Between JW Charles                     *
                        Financial Services, Inc. and Gilman
                        CMG, Inc. dated December 21, 1992.
                        (incorporated by reference to
                        Exhibit 10(g) to the Company's
                        Annual Report on Form 10-K for the
                        fiscal year ended December 31,
                        1992).

               10(g)    Stock Repurchase Agreement dated                 *
                        May 15, 1995 by and among JWCharles
                        Financial Services, Inc., Gilman
                        CMG, Inc., Marshall T. Leeds and
                        Joel E. Marks (incorporated by reference to Exhibit 10(a) to the Company's Quarterly
                        Report on Form 10-Q for the fiscal quarter ended June 30, 1995).

               10(h)    Loan Agreement between Gilman CMG,               *
                        Inc. and JWCharles Financial
                        Services, Inc. Dated May 15, 1995
                        (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                        June 30, 1995).

               10(i)    Promissory Note and Loan Agreement
                        between JWCharles Financial
                        Services, Inc. and Wilmington Trust
                        Company dated January 19, 1996.

               10(j)    Common Stock Purchase Warrant
                        issued to W T Investments, Inc.
                        Dated January 19, 1996.

               10(k)    Marketing Agreement between Wilmington
                        Trust FSB and JW Charles Financial Services,
                        Inc. dated January 19, 1996

               22       Subsidiaries of the Registrant.

               27       Financial Data Schedule

 * - Incorporated by reference to the referenced document previously filed by the Registrant with the Commission.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year.

JW Charles Financial Services, Inc. and Subsidiaries

Index to Consolidated Financial Statements

                                                               Page
                                                              ------
Consolidated Financial Statements
Reports of Independent Certified Public Accountants

   Year Ended December 31, 1995 .............................. F-2
   Years Ended December 31, 1994 and 1993 .................... F-3

Consolidated Statements of Financial Condition ............... F-4
   December 31, 1995 and 1994

Consolidated Statements of Income ............................ F-5
   Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Changes in Stockholders' Equity ... F-6
   Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows ........................ F-7
   Years Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements ................... F-8



Financial Statement Schedules

All schedules are omitted because they are either not applicable or the required information is included in the Consolidated
Financial Statements or Notes thereto.

              Suite 2800              Telephone 813-223-7577
              400 North Ashley Street
              P.O. Box 2640
              Tampa, Fl  33601-2640

Price Waterhouse LLP

        Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of JW Charles Financial Services, Inc.


In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of JW Charles Financial Services, Inc. and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Tampa, Florida
March 7, 1996

                  Report of Independent Auditors

The Board of Directors and Shareholders
JW Charles Financial Services, Inc.

We have audited the accompanying consolidated statement of financial condition of JW Charles Financial Services, Inc. as of December 31, 1994 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JW Charles Financial Services, Inc. at December 31, 1994 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements in 1993, JW
Charles Financial Services, Inc. changed its method of accounting for income taxes.

/s/  Ernst & Young LLP

West Palm Beach, Florida
March 3, 1995, except for
Notes 7 and 14 as to which
the date is April 4, 1995.

            JW Charles Financial Services, Inc. and Subsidiaries

            Consolidated Statements of Financial Condition
            -----------------------------------------------------

                                                                                  December 31,
                                                                                1995           1994
      ASSETS
Cash and cash equivalents                                               $      8,597,000    $      5,401,000
Commissions and other receivables from clearing brokers                        2,750,000           2,900,000
Receivable from customers, net of allowance for
 doubtful accounts of $667,000 and $277,000                                   81,438,000          49,844,000
Receivable from brokers and dealers                                            5,752,000           5,984,000
Securities owned, at market value                                             11,486,000          11,338,000
Income taxes receivable                                                          -                    79,000
Note receivable from affiliate                                                   -                   161,000
Furniture, equipment and leasehold improvements, net
 of accumulated depreciation and amortization of
 $962,000 and $726,000                                                         1,253,000             994,000
Deferred tax asset                                                             1,011,000             360,000
Other, net of allowance for doubtful accounts
 of $888,000 and $599,000                                                      2,927,000           5,157,000
                                                                        ----------------    ----------------
                                                                        $    115,214,000    $     82,218,000
                                                                        ================    ================
      LIABILITIES, MANDATORILY REDEEMABLE COMMON
      STOCK AND STOCKHOLDERS' EQUITY
Liabilities:
   Short-term borrowings from banks                                     $     29,114,000    $      7,303,000
   Accounts payable, accrued expenses and other liabilities                    7,935,000           5,604,000
   Payable to customers                                                       31,351,000          30,288,000
   Payable to brokers and dealers                                             22,210,000          16,155,000
   Securities sold, not yet purchased, at market value                         4,074,000           4,948,000
   Notes payable to affiliates                                                 3,500,000           5,161,000
   Income taxes payable                                                          459,000             -
                                                                        ----------------    ----------------
                                                                              98,643,000          69,459,000
                                                                        ----------------    ----------------

Mandatorily redeemable common stock                                            7,013,000             -

Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock, $.001 par value--authorized 5,000,000
    shares; issued or outstanding 700,000 shares at
    December 31, 1994                                                            -                     1,000
   Common stock, $.001 par value--authorized 9,056,000
    shares; issued and outstanding 3,914,748 and 3,907,398
    shares at December 31, 1995 and 1994, respectively                             4,000               4,000
   Additional paid-in capital                                                    764,000           1,078,000
   Retained earnings                                                           8,790,000          11,676,000
                                                                        ----------------    ----------------
     Total stockholders' equity                                                9,558,000          12,759,000
                                                                        ----------------    ----------------
                                                                        $    115,214,000    $     82,218,000
                                                                        ================    ================


         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

            JW Charles Financial Services, Inc. and Subsidiaries

            Consolidated Statements of Income

                                                               Year ended December 31,
                                                          1995                1994                1993

Revenues:
  Commissions                                         $40,566,000           $22,984,000         $22,331,000
  Market making and principal
   transactions, net                                   18,604,000            21,971,000          16,560,000
  Interest                                              7,279,000             4,678,000           3,313,000
  Clearing fees                                        10,176,000             7,371,000           5,852,000
  Other                                                 3,416,000             3,467,000           2,010,000
                                                      -----------            ----------          ----------
                                                       80,041,000            60,471,000          50,066,000
                                                      -----------            ----------          ----------

Expenses:
  Commissions and clearing costs                       42,160,000            29,890,000          24,170,000
  Employee compensation and benefits                   13,820,000            11,754,000           9,459,000
  Occupancy and equipment rental                        4,206,000             3,607,000           2,688,000
  Communications                                        3,867,000             3,146,000           2,575,000
  General and administrative                            6,647,000             5,146,000           5,141,000
  Interest                                              3,054,000             1,685,000           1,089,000
                                                      -----------            ----------          ----------
                                                       73,754,000            55,228,000          45,122,000
                                                      -----------            ----------          ----------

Income before income taxes and cumulative
 effect of change in accounting principle               6,287,000             5,243,000           4,944,000
Provision for income taxes                              2,477,000             1,943,000           1,830,000
                                                      -----------            ----------          ----------
Income before cumulative effect of change
 in accounting principle                                3,810,000             3,300,000           3,114,000
Cumulative effect of change in accounting
 principle                                                 -                     -                  658,000
                                                      -----------           -----------         -----------
Net income                                            $ 3,810,000           $ 3,300,000         $ 3,772,000
                                                      ===========           ===========         ===========
Earnings per common share:
  Income before cumulative effect
   of change in accounting principle                  $        .95          $       .82         $       .76
  Cumulative effect of change in
   accounting principle                                    -                      -                     .17
                                                      -----------           -----------         -----------
  Net income                                          $       .95           $       .82         $       .93
                                                      ===========           ===========         ===========
Weighted average common
 shares outstanding                                      4,016,734             3,938,591           3,960,673


             The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Statement of Changes in Stockholders' Equity
-----------------------------------------------------

                                                                                        Additional                     Total
                                            Preferred Stock           Common Stock        Paid-In      Retained      Stockholders'
                                          Shares     Amount         Shares     Amount     Capital      Earnings        Equity

Balance at Decmber 31, 1992               700,000  $ 771,000     4,105,398   $4,000   $ 1,074,000     $ 4,765,000    $ 6,614,000
  Contribution of common stock from
    principal stockholder                   -           -         (200,000)    -             -              -              -
  Net income                                -           -             -        -             -           3,772,000     3,772,000
  Cash flow distributions                   -        (200,000)        -        -             -              -           (200,000)
  Mandatory preferred stock dividend        -           -             -        -             -             (76,000)      (76,000)
Balance at December 31, 1993              700,000     571,000    3,905,398     4,000     1,074,000       8,461,000    10,110,000
  Issuance of common stock upon
    exercise of stock options               -           -            2,000     -             4,000          -              4,000
  Net income                                -           -             -        -              -          3,300,000     3,300,000
  Cash flow distributions                   -        (570,000)        -        -              -             -           (570,000)
  Mandatory preferred stock dividend        -           -             -        -              -            (85,000)      (85,000)
Balance at December 31, 1994              700,000       1,000     3,907,398    4,000      1,078,000     11,676,000    12,759,000
  Issuance of common stock upon
  exercise of stock options                 -           -             1,500    -              3,000          -             3,000
  Reinstatement of forfeited common
     stock                                  -           -             5,850    -              -              -             -
  Net income                                -           -             -        -              -          3,810,000     3,810,000
  Redemption of preferred stock          (700,000)     (1,000)        -        -              -              -            (1,000)
  Reclassification of mandatorily
   redeemable stock                         -            -             -        -           (317,000)    (5,661,000)   (5,978,000)
  Accretion of mandatorily
    redeemable stock                        -            -             -        -              -         (1,035,000)   (1,035,000)
Balance at December 31, 1995           $    -        $   -         3,914,748  $4,000   $     764,000    $ 8,790,000   $ 9,558,000

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
------------------------------------------------------------

                                                                                         Year ended December 31,
                                                                            1995              1994            1993
OPERATING ACTIVITIES
   Net income                                                          $  3,810,000      $  3,300,000     $  3,772,000
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization on furniture,
       equipment and leasehold improvements                                  246,000          183,000          185,000
      Amortization of other assets                                           668,000          127,000             -
      Provision for doubtful accounts                                        679,000          282,000          442,000
      Cumulative effect of change in
       accounting principle                                                     -                -            (658,000)
      Change in operating assets and liabilities:
         Commissions and other receivables from clearing brokers             150,000       (1,507,000)        (766,000)
         Receivable from customers                                       (31,984,000)      (2,546,000)     (14,658,000)
         Receivable from brokers and dealers                                 232,000          (14,000)      (2,267,000)
         Securities owned                                                   (148,000)       4,130,000       (7,646,000)
         Income taxes receivable                                              79,000          (79,000)            -
         Note receivable from affiliate                                      161,000             -                -
         Deferred tax asset                                                 (651,000)         237,000           60,000
         Other assets                                                      1,273,000       (2,788,000)      (1,461,000)
         Accounts payable, accrued expenses and other liabilities          2,331,000          221,000          696,000
         Payable to customers                                              1,063,000        7,317,000        7,061,000
         Payable to brokers and dealers                                    6,055,000        2,118,000        7,724,000
         Payables to clearing organizations                                    -                 -          (3,413,000)
         Securities sold, not yet purchased                                 (874,000)       2,964,000          991,000
         Income taxes payable                                                459,000         (133,000)          50,000
                                                                         -----------       ----------       ----------
            Net cash provided (used) by operating activities             (16,451,000)      13,812,000       (9,888,000)


INVESTING ACTIVITIES
   Purchases of furniture, equipment and leasehold improvements             (529,000)        (567,000)       (361,000)
   Disposition of furniture, equipment and leasehold improvements             24,000             -               -
                                                                         -----------       ----------       ----------
            Net cash used by investing activities                           (505,000)        (567,000)        (361,000)
                                                                         -----------       ----------       ----------

FINANCING ACTIVITIES
   Short-term borrowings from banks                                       21,811,000      (12,968,000)       9,335,000
   Notes payable to affiliates                                            (1,661,000)       2,500,000        2,500,000
   Issuance of common stock                                                    3,000            4,000             -
   Cash flow distributions and redemptions of preferred stock                 (1,000)        (570,000)      (1,119,000)
   Mandatory preferred stock dividends paid                                    -              (99,000)         (62,000)
                                                                         -----------       ----------       ----------
            Net cash provided (used) by financing activities              20,152,000      (11,133,000)      10,654,000
                                                                         -----------       ----------       ----------
Net increase in cash and cash equivalents                                  3,196,000        2,112,000          405,000
Cash and cash equivalents at beginning of year                             5,401,000        3,289,000        2,884,000
                                                                         -----------       ----------       ----------
Cash and cash equivalents at end of year                                 $ 8,597,000      $ 5,401,000      $ 3,289,000
                                                                         ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                          $  2,885,000     $  1,742,655     $    877,000
      Income taxes                                                      $  2,404,000     $  1,918,000     $  1,650,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES On February 25, 1993, a former stockholder contributed 200,000 shares of common stock to the Company which were retired in 1993.

During fiscal 1995, the Company reinstated 5,850 shares of common stock originally forfeited in fiscal 1992.



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
-----------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     PROCEDURES:

     OPERATIONS

     JW Charles Financial Services, Inc. ("JWCFS" and the "Company"), formerly Corporate Management Group, Inc., was incorporated in the State of Florida on December 19, 1983 and through its subsidiaries, is primarily engaged in the securities brokerage and investment banking business.

     BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of JW Charles Financial Services, Inc. and its subsidiaries, Corporate Securities Group, Inc. ("CSG"), JW Charles Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp. ("JWC Clearing"), CMG Capital Corp., First Investors Life Agency, Inc., DMG Securities, Inc. ("DMG") and Discount Securities Group, Inc. JWCFS does not have any significant assets or liabilities other than notes payable to affiliates. JWCFS functions principally as a holding company and, therefore, it does not have any operations that are material to the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

     MANAGEMENT ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     Securities owned, which are readily marketable and securities sold, not yet purchased are recorded at market value with unrealized gains or losses reflected in income currently. Securities sold, not yet purchased, represent obligations to the Company to deliver specified securities at the contracted prices, thereby creating a liability to purchase the securities at prevailing market prices. Securities owned, which are not readily marketable, are valued at fair value as determined by management.

     FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements are recorded at cost. Depreciation and amortization on furniture, equipment and leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

     TRANSACTION REPORTING

     Securities transactions and the related revenues and expenses are recorded in the accounts on trade date.
     Clearing fees include service charges, execution fees and commissions on order flow.

     EARNING PER COMMON SHARE

     Earnings per common share is based upon the weighted average number of common stock and common stock equivalents outstanding during the periods. The effect of common stock equivalents on the Company's primary and fully diluted earning per share is immaterial. Earnings available for

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
-----------------------------------------------------

     common stockholders has been reduced by the amount of mandatory preferred stock dividends, if any (see Note 13), but has not been reduced by the amount of accretion of mandatorily redeemable common stock (see Note 14). Stock repurchasable pursuant to the mandatorily redeemable common stock agreement is included in the weighted average number of common shares outstanding until redeemed.


     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, including cash in banks and money market funds.

     STOCK BASED COMPENSATION

     The Company will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") during 1996. Upon adoption of SFAS 123, the Company intends to retain the intrinsic value method of accounting for stock based compensation and disclose pro forma net income and earnings per share amounts.

     INCOME TAXES

     The Company utilizes the asset and liability approach defined in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement amounts and the tax bases of assets and liabilities.

     RECLASSIFICATIONS

     Certain amounts from prior years have been reclassified to conform to the current year presentation. These reclassifications are not material to the consolidated financial statements.

2.   CLEARING AGREEMENTS:

     CSG, JWC Clearing and JWC Securities have clearing agreements with an unaffiliated clearing broker. Under such agreements, the clearing broker provides CSG, JWC Clearing and JWC Securities with certain back-office support and clearing services on all principal exchanges. In order to facilitate transactions with this unaffiliated clearing broker, CSG, JWC Clearing and JWC Securities maintain cash balances of approximately $300,000 which earn interest at a rate equal to 1% above the rate customarily paid on credit balances to the clients of the clearing broker. The $300,000 is included in commissions and other receivables from clearing brokers on the accompanying consolidated statements of financial condition.

     Credit losses could arise should the clearing broker fail to perform. The Company does not require collateral.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.   RECEIVABLE FROM AND PAYABLE TO BROKERS AND DEALERS:

     Amounts receivable from and payable to brokers and dealers consist of the following:

                                                                 December 31,
                                                            1995             1994
        Receivable:
          Securities failed to deliver                 $3,713,000        $ 3,076,000
          Deposits on securities borrowed                 977,000          2,908,000
          Other amounts due from brokers and dealers    1,062,000             -
                                                       -----------        -----------
                                                       $5,752,000        $ 5,984,000
                                                      ===========        ===========
       Payable:
         Securities failed to receive                  $1,642,000        $ 1,859,000
         Deposits on securities loaned                 17,719,000         12,242,000
         Other amounts due to brokers and dealers       2,849,000          2,054,000
                                                       -----------        -----------
                                                      $22,210,000        $16,155,000
                                                      ===========        ===========

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
-----------------------------------------------------

     Deposits on securities borrowed and securities loaned represent cash on deposit with or received from other brokers and dealers relating to securities borrowed and securities loaned transactions, respectively. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

4.   RECEIVABLE FROM AND PAYABLE TO CUSTOMERS:
     Receivable from and payable to customers arise from cash and margin transactions executed by the Company on the customer's behalf. Receivables are collateralized by securities owned by customers. Such collateral is not reflected in the accompanying consolidated statements of financial condition.

5.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED:

     Securities owned and securities sold, not yet purchased consist of securities, at market value, as follows:

                                                                      December 31,
                                                                1995             1994
          Securities owned:
             U.S. Government obligations                      $3,843,000        $ 4,003,000
             State and municipal government obligations        2,877,000          3,481,000
             Corporate obligations                             3,312,000          2,683,000
             Corporate stocks                                    821,000          1,100,000
             Non-marketable                                      560,000              -
             Other                                                73,000             71,000
                                                              -----------        -----------
                                                             $11,486,000        $11,338,000
                                                             ===========        ===========

                                                                        December 31,
                                                                   1995             1994
            Securities sold, not yet purchased:
               U.S. Government obligations                     $3,175,000       $ 2,848,000
               Corporate stocks                                   736,000         1,936,000
               State and municipal government obligations         105,000           156,000
               Other                                               58,000             8,000
                                                               -----------       -----------
                                                               $4,074,000       $ 4,948,000
                                                              ===========       ===========

6.   SHORT-TERM BORROWING FROM BANKS:

     Borrowings under the Company's financing agreement with a bank bear interest based upon the federal funds rate, are restricted to a percentage of the market value of the related collateral securities, and are due on demand. At December 31, 1995, 1994 and 1993 approximately $28,138,000,
     $5,862,000 and $18,804,000, respectively, were outstanding under this arrangement. The market value of the collateral relating to this arrangement was approximately $50,000,000, $9,000,000 and $32,000,000 at December 31, 1995, 1994 and
     1993, respectively, including customer margin account securities of approximately $40,000,000, $7,000,000 and $21,000,000 respectively. The maximum and average amount outstanding during the year ended December 31, 1995 were approximately $28,000,000 and $12,000,000, respectively ($18,000,000 and $10,000,000, respectively for the year ended December 31, 1994 and $19,000,000 and $13,000,000, respectively, for the year ended December 31, 1993). The average interest rates during the same periods were 6.8%, 5.9% and 4.5%, respectively.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
----------------------------------------------------

7.   NOTES PAYABLE TO AFFILIATES:

     On May 24, 1993, the Company issued a $2,500,000 unsecured promissory note to Gilman Securities Corporation ("Gilman"), an affiliate of a principal stockholder of the Company and on March 31, 1994, the Company issued a second $2,500,000 unsecured promissory note to Gilman (collectively, the "Note"). The Note bears interest at the per annum rate of 1% above the prime rate of Morgan Guaranty & Trust Company (8.5% at December 31, 1994). On May 15, 1995, the Company and Gilman amended the terms of the Note. The amended Note provided for a principal payment of $1,000,000 in May 1995 and quarterly principal payments beginning July 15, 1995. Interest is payable quarterly at the per annum rate of 10%. Under the terms of the Note, the Company is restricted from entering into new commitments or borrowings, outside of the ordinary course of business, over specified amounts. At December 31, 1995 and 1994, $3,500,000 and $5,000,000,
     respectively, was outstanding under the Note and is included in notes payable to affiliate on the accompanying consolidated statements of financial condition. Aggregate annual future payments due on the Note are as follows:


          1996                               $ 1,000,000
          1997                                 1,000,000
          1998                                 1,000,000
          1999                                   500,000
                                             -----------
                                             $ 3,500,000
                                             ===========

     The Company recorded interest expense of approximately
     $420,000, $365,000 and $105,000 for the years ended December
     31, 1995, 1994 and 1993, respectively.

     At December 31, 1994, notes payable to affiliates included a $161,000 nonrecourse note payable to Poppy Square Associates and note receivable from affiliate included a $161,000 note receivable from Poppy Square Shopping Center, Ltd. Both are due on June 17, 1995 with interest quarterly at 9%. Both the note receivable and the note payable were recorded on the Company's books at one-half of their respective face values to reflect the Company's 50% interest as co-general partner and were satisfied during fiscal 1995.

8.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized and not recognized in the consolidated statements of financial condition.

     The Company's securities owned and securities sold, not yet purchased, are carried at market value.

     Management estimates that the aggregate net fair value of other financial instruments recognized on the consolidated statements of financial condition (including cash and cash equivalents, receivables and payables, and short-term borrowings) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to repricing.

     The mandatorily redeemable common stock is being accreted to its redemption value.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
-----------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES:

     In the normal course of business, the Company enters into underwriting commitments. There were no outstanding underwriting commitments at December 31, 1995, 1994 and 1993.

     The Company leases its operations headquarters, branch offices and certain equipment under operating leases that generally allow for renewal and are in effect for various terms through 2001. Lease expense with respect to operating leases for the years ended December 31, 1995, 1994 and 1993 approximated $1,559,000, $1,273,000 and $1,077,000, respectively.

     Based upon long-term noncancelable leases and other contractual commitments, the future minimum rental commitments as of December 31, 1995 are as follows:

          1996                             $1,481,000
          1997                              1,270,000
          1998                              1,160,000
          1999                              1,095,000
          2000                              1,103,000
          Thereafter                          385,000
                                           ----------
                                           $6,494,000
                                           ==========

     Included in other assets in the accompanying consolidated statements of financial condition at December 31, 1995 and 1994, are investments in real estate partnerships of $43,000 and $38,000, respectively. Under applicable partnership law, the Company, as co-general partner, is contingently liable for any obligations of these real estate limited partnerships (including Note 7) that remain unpaid after any dissolution of the partnerships. The Company has not made any provision in the consolidated financial statements for the possible effect on the Company's financial condition of the above guarantees or the Company's contingent liability as a general partner of its affiliated partnerships. The Company does not expect to incur any losses or obligations that will have a material adverse effect on its financial position or results of operations.

     The Company is a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of the matters will not result in a material adverse effect on the financial position or results of operations of the Company.

10. INCOME TAXES:

     Effective January 1, 1993, the Company changed its method of accounting for income taxes and adopted SFAS 109. The cumulative effect of adopting SFAS 109 as of January 1, 1993, was to increase net income by $658,000.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
-----------------------------------------------------

     The provision (benefit) for income taxes consists of:

                                                        Year Ended
                                                        December 31,
                                                 1995        1994        1993
         Current provision:
              Federal                        $2,829,000  $1,457,000   $1,601,000
              State                             299,000     249,000      169,000
                                             ----------   ----------   ----------
                                              3,128,000   1,706,000    1,770,000
                                             ----------   ----------   ----------
            Deferred provision:
              Federal                          (589,000)    202,000       54,000
              State                             (62,000)     35,000        6,000
                                             ----------   ----------   ----------
                                               (651,000)    237,000       60,000
                                             ----------   ----------   ----------
                                             $2,477,000  $1,943,000   $1,830,000
                                             ==========  ==========   ==========

     At December 31, 1995, the Company has a net operating loss carryforward of approximately $2,000,000 for income tax purposes that expires in 2005. The net operating loss ("NOL") carryforward, which was acquired by merger in 1990, is limited under the separate return limitation year rules. Since it is more likely than not that the benefit of the NOL will not be realized, a valuation allowance of $821,000 has been recognized.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liability as of December 31, 1995 and 1994 are as follows:


                                                       1995          1994

          Reserve for bad debts                   $   735,000    $  324,000
          Contingency accruals                        438,000       183,000
          Organizational costs                          8,000         9,000
          Net operating loss carryforward             821,000       821,000
                                                  -----------    ----------
          Gross deferred tax asset                  2,002,000     1,337,000
                                                  -----------    ----------

          Advances to brokers                        (155,000)     (142,000)
          Book over tax depreciation                  (15,000)      (14,000)
                                                  -----------    ----------
          Gross deferred tax liability               (170,000)     (156,000)
                                                  -----------    ----------

          Valuation allowance                        (821,000)     (821,000)
                                                  -----------    ----------
          Net deferred tax asset                   $1,011,000    $  360,000
                                                  ===========    ==========

The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:

                                                        December 31,
                                                1995         1994        1993

     Tax at statutory rates                     34.0%       34.0%        34.0%
     Increase (decrease) resulting from:
        Effect of state income tax               3.6          3.6         3.6
        Effect of nondeductible travel
          and entertainment                      1.3           -           -
        Other                                     .5         (.6)         (.6)
                                                ----         ----        ----
                                                39.4%       37.0%        37.0%
                                                ====         ====        ====

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. NET CAPITAL AND RESERVE REQUIREMENTS:

     The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. Net capital positions of the Company's broker-dealer subsidiaries were as follows:

                                                                             December 31,
                                                                         1995            1994
     JWC Clearing (alternative method elected):
        Net capital as a percent of aggregate debit items                   10.1%             10.4%
        Net capital                                                 $   8,742,000     $   5,786,000
        Required net capital                                        $   1,735,000     $   1,116,000

     CSG:
        Ratio of aggregate indebtedness to net capital                       1.46              1.34
        Net capital                                                 $   2,160,000     $   2,448,000
        Required net capital                                        $     250,000     $     250,000

     JWC Securities:
        Ratio of aggregate indebtedness to net capital                       1.91              1.44
        Net capital                                                 $   1,372,000     $   1,469,000
        Required net capital                                        $     250,000     $     250,000

     DMG:
        Ratio of aggregate indebtedness to net capital                        .57              1.05
        Net capital                                                 $     453,000     $     330,000
        Required net capital                                        $     100,000     $     100,000

     JWC Clearing is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 which specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the rule and as required by the NYSE. At December 31, 1995 and 1994, JWC Clearing had no requirement to segregate funds under the rule.

     JWC Securities, CSG and DMG are exempt from the provisions of Rule 15c3-3, since they clear all transactions with and for customers on a fully-disclosed basis.

     Additionally, pursuant to Rule 15c3-1, JWC Clearing, JWC Securities, CSG and DMG must notify and obtain approval from the Securities and Exchange Commission and either the National Association of Securities Dealers (CSG and DMG) or the NYSE (JWC Clearing and JWC Securities) for any advances or loans to JWCFS or any other affiliate, if such advances or loans would exceed in the aggregate, in any 30 calendar day period, 30% of that company's excess net capital and $500,000. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits or 120% of the minimum net capital required by the Rule.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
----------------------------------------------------

12.  OFF-BALANCE-SHEET RISK:

     In the normal course of business, the Company's customer and correspondent clearance activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

     In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at the December 31, 1995 market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 1995.

     The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the Company to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

     The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral, or to reduce positions, when necessary.

     The Company's customer financing and securities settlement activities require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and monitors compliance on a daily basis.

13. PREFERRED STOCK:

     On October 30, 1990, the Company's stockholders voted to approve an amendment to the Company's Articles of Incorporation to authorize 5,000,000 shares of $.001 par value Special Stock and to designate 2,000,000 of such shares as Series A Special Distribution Stock (the "Series A Stock"). All of the Series A Stock was issued in 1990 in connection with the acquisition of certain subsidiaries.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
----------------------------------------------------


     Beginning November 1, 1990, each share of Series A Stock was entitled to receive a cumulative quarterly dividend of $.03025 per share ("Mandatory Dividends"). All outstanding shares of Series A Stock, as a group, are entitled to receive special cash distributions ("Cash Flow Distributions") in the aggregate amount of $2,200,000 payable, when and as declared by the Board of Directors.
     The Company was required to declare and pay as Cash Flow Distributions, until the aggregate amount of Cash Flow Distributions paid is equal to $2,200,000 (the "Maximum Cash Flow Distributions"), not less than 80% of the Company's cumulative excess cash flow, determined at the end of each fiscal quarter of the Company ending after November 1, 1990, minus the aggregate amount of Cash Flow Distributions previously paid. Cumulative excess cash flow is equal to excess cash flow for the period from November 1, 1990 through the calculation date. Excess cash flow, as of a calculation date is equal to the Company's revenues from all sources (excluding unrealized gains and similar noncash items), minus all expenses of the Company (excluding depreciation, amortization and similar noncash items, but not excluding up to an aggregate of the principal payments on indebtedness pursuant to the line-of-credit facility formerly provided by the former stockholder of the acquired subsidiaries); amounts necessary to comply with increased net capital or aggregate debit requirements under rules of the SEC or similar capital-related requirements of other regulatory bodies; Mandatory Dividends paid or accrued; and reasonable reserves for contingencies and working capital purposes. Also, to the extent dividends are declared on common stock, Series A Stock will be entitled to participate in such dividends on a share-per-share basis with the shares of common stock.

     The Company recorded Mandatory Dividends of approximately $85,000 and $76,000 during 1994 and 1993, respectively.
     As Cash Flow Distributions were paid, the Company had the right to redeem a number of outstanding shares of Series A Stock equal to the amount of Cash Flow Distributions previously paid divided by 1.1. The redemption price is $.001 per share. Upon liquidation, after payment of any unpaid Mandatory Dividends, the holders of Series A Stock shall have no right or claim to any of the remaining assets of the Company. During 1994 and 1993, the Company paid $570,000 and $1,119,000, respectively, in Cash Flow Distributions and redemptions. During 1993, the Company redeemed 845,455 shares of Series A Stock.

     In conjunction with a stock repurchase agreement entered into with Gilman (described in detail in Note 14), the Company purchased all of the Company's outstanding preferred stock from Gilman for an aggregate price of $700.


14. MANDATORILY REDEEMABLE COMMON STOCK:

     On May 15, 1995, the Company entered into a Stock Repurchase Agreement (the "Agreement") with Gilman to repurchase all of the approximately 49% of the Company's outstanding common stock held by Gilman. The repurchase price per share is a minimum of $3.00, subject to certain adjustments each year based upon changes in the Company's net tangible book value, as defined. Beginning April 15, 1996, the Company is obligated under the Agreement to repurchase stock each year in an amount equal to 50% of annual net income, as defined, until all Gilman stock is repurchased. For purposes of determining the aggregate amount of stock required to be repurchased each year, net income is reduced by principal repayments on the Note payable to Gilman (see Note 7). The Company must complete the repurchase of all Gilman stock by April 15, 2003 or pay a $672,000 penalty.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
----------------------------------------------------

     On May 15, 1995, the Company reclassified $5,978,000, representing $3.12 per share from additional paid-in capital and retained earnings to mandatorily redeemable common stock to reflect the terms of the Agreement.

     On April 15, 1996, the Company will be required to repurchase 315,510 shares of stock from Gilman at a price per share of $3.66 for a total consideration of $1,155,000. The difference between the initially recorded cost of the mandatorily redeemable common stock and the adjusted purchase price has been accreted to mandatorily redeemable common stock through a $1,035,000 direct charge to retained earnings.

15. EMPLOYEE BENEFIT PLANS:

     On October 30, 1990, the Company adopted a stock option plan ("1990 Plan") pursuant to which 400,000 shares of common stock have been reserved for issuance upon exercise of options designated as "incentive stock options" or "nonqualified options." During 1994, the Company increased the number of shares of common stock reserved for issuance under the 1990 Plan from 400,000 to 800,000 shares. These options are to be issued to certain officers and employees of the Company, and certain other key persons instrumental to the success of the Company, and provide them a greater personal interest in the success of the Company. The 1990 Plan is administered by the Board of Directors of the Company, or a committee appointed by the Board of Directors, which determines, among other things, the persons to be granted options under the 1990 Plan, the number of shares subject to each option and the option price. The options are granted at fair market value. Options granted become exercisable in equal annual installments over three years and expire five years from the date of grant.

     Information for the 1990 Plan for the years ended December
     31, 1995, 1994 and 1993 is summarized as follows:

                                                         1995        1994          1993

        Options outstanding at beginning of year        303,250     106,750       66,750
        Granted                                         120,000     200,000       40,000
        Exercised                                        (1,500)     (2,000)         -
        Forfeited                                       (40,500)     (1,500)         -
                                                        -------     -------      -------
        Options outstanding at end of year              381,250     303,250      106,750
                                                        =======     =======      =======

        Prices of options outstanding at end of year    2.00-3.83   2.00-3.75    2.00-3.75
                                                        =========   =========    =========

        Options available for future grants
           at end of year                               263,250     383,250      183,250
                                                        =======     =======      =======

     During 1993, the Company granted discretionary options to an officer of the Company to purchase 150,000 shares of the Company's common stock at an exercise price of $3.75 per share. The exercise price was greater than the fair market value of the common stock on the date of grant. The options vest in increments of 50,000 shares on December 31, 1993, 1994 and 1995, and may be exercised in whole or in part, with respect to such vested amounts of shares, until the expiration of the options on December 31, 1997. None of the options had been exercised at December 31, 1995.

     At December 31, 1995, options to purchase 361,250 shares were exercisable. The exercise price of options exercised during the years ended December 31, 1995 and 1994 was $2.00 per share.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
----------------------------------------------------

     The Company has a restricted stock plan providing for the issuance of up to 500,000 shares of its authorized but unissued common stock to nonexecutive employees and registered representatives. As of December 31, 1995 and 1994, 7,000 shares had been issued under the restricted stock plan and 493,000 shares of common stock have been reserved for future issuance.

     The Company adopted a Pension and Profit Sharing Plan (the "Plan") in 1986 which offers all full-time employees over the age of 21 of the Company and its subsidiaries tax advantages pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, participants may elect to defer up to 10% of their compensation. The Company will make a matching contribution to the Plan of 50% of the first 4% of compensation contributed by each participant who is employed by the Company or qualified subsidiary on December 31 of such year. Participant's contributions to the Plan are fully vested at all times and are not subject to forfeiture. The Company's matching contribution vests to each participant over a five-year vesting schedule based upon the participant's years of service with the Company. Contributions are made by participants by means of a payroll deduction program. Within specified limits, participants have the right to direct their savings into certain kinds of investments as specified in the Plan. Employee compensation and benefits include approximately $197,000, $145,000 and $145,000 of Company matching contributions made during 1995, 1994 and 1993, respectively.

16.  SUBSEQUENT EVENT:

     On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington
     Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable.
     Borrowings under the Wilmington Facility bear interest at Wilmington's national commercial rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants including
     (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all fiscal quarter end periods, plus 75% of net proceeds from common stock equity issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any six consecutive quarterly periods.
     In addition to the Wilmington Facility, the Company entered into a marketing agreement with Wilmington Trust FSB and granted W T Investments, Inc. a warrant to purchase up to 400,000 shares of the Company's common stock at any time prior to December 31, 2002. The exercise price per share shall be the greater of $5.50 or an amount equal to the sum of total revenues multiplied by .175 plus earnings before tax multiplied by 2.5 divided by the weighted average common shares outstanding based on the Company's audited financial statements. The marketing agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 27, 1996              JW CHARLES FINANCIAL SERVICES, INC.
                                  -----------------------------------
                                               (Registrant)



                                   By:  /s/ Marshall T. Leeds
                                        Marshall T. Leeds
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Marshall T. Leeds                             Date: March 27, 1996
Marshall T. Leeds, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)
and Director


/s/ Joel E. Marks                                 Date: March 27, 1996
Joel E. Marks, Vice Chairman,
Secretary (Principal Financial
and Accounting Officer) and Director


/s/ Stephen W. Cropper                            Date: March 27, 1996
Stephen W. Cropper, Director


/s/ John R. Faiella                               Date: March 27, 1996
John R. Faiella, Director


/s/ D. Ferguson                                   Date: March 27, 1996
Wm. Dennis Ferguson, Director


/s/ Gregg S.Glaser                                Date: March 27, 1996
Gregg S. Glaser, Director


/s/ Joseph P. Robilotto                           Date: March 27, 1996
Joseph P. Robilotto, Director


/s/ Michael B. Weinberg                           Date: March 27, 1996
Michael B. Weinberg, Director

                       Exhibit Index

Exhibit No.                  Description
-----------                  ---------------------------------------

   10(i)                    Promissory Note and Loan Agreement
                            between JWCharles Financial
                            Services, Inc. and Wilmington Trust
                            Company dated January 19, 1996.

   10(j)                    Common Stock Purchase Warrant
                            issued to W T Investments, Inc.
                            Dated January 19, 1996.

   10(k)                    Marketing Agreement between Wilmington
                            Trust FSB and JW Charles Financial Services,
                            Inc. dated January 19, 1996

   22                       Subsidiaries of the Registrant.

   27                       Financial Data Schedule