Form 10-Q
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1996-05-20
CIK 741557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______  to  ________

                            Commission file number 0-14772

                         JW CHARLES FINANCIAL SERVICES, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                Florida                          58-1545984
     -------------------------------   ------------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)

       980 North Federal Highway - Suite 210
                Boca Raton, Florida                   33432
     ----------------------------------------       ----------
     (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code  (407) 338-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes x No
                                       ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at May 15, 1996
---------------------------------------      ---------------------------
Common stock, $.001 par value per share             3,599,238

               JW CHARLES FINANCIAL SERVICES, INC.

                              INDEX

Part I. Financial Information

Item 1.  Financial Statements.

     Consolidated Condensed Statements of Financial Condition at March 31, 1996 and December 31, 1995

     Consolidated Condensed Statements of Income for the Three
        Months Ended March 31, 1996 and 1995

     Consolidated Condensed Statements of Cash Flows for the
     Three Months Ended March 31, 1996 and 1995

     Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                     JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                              March 31,        December 31,
ASSETS                                                                          1996              1995 <F1>
------                                                                      --------------------------------
                                                                                      (Unaudited)
Cash and cash equivalents                                                   $  9,357,000       $  8,597,000
Commissions and other receivables from clearing brokers                        4,447,000          2,750,000
Receivable from customers, net                                                86,390,000         81,438,000
Receivable from brokers and dealers                                            4,141,000          5,752,000
Securities owned, at market value                                             11,026,000         11,486,000
Furniture, equipment and leasehold improvements, net of
     accumulated depreciation and amortization of $1,028,000 and
     $962,000                                                                  1,252,000          1,253,000
Deferred tax asset                                                               881,000          1,011,000
Other, net                                                                     3,663,000          2,927,000
                                                                            -------------------------------
                                                                            $121,157,000       $115,214,000
                                                                            ===============================
LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND
----------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------
Liabilities:
Short-term borrowings from banks                                            $ 25,982,000        $ 29,114,000
Accounts payable, accrued expenses and other liabilities                       8,571,000           7,935,000
Payable to customers                                                          37,130,000          31,351,000
Payable to brokers and dealers                                                26,183,000          22,210,000
Securities sold, not yet purchased, at market value                            1,756,000           4,074,000
Notes payable to affiliates                                                    3,250,000           3,500,000
Income taxes payable                                                             852,000             459,000
                                                                            --------------------------------
                                                                             103,724,000          98,643,000
                                                                            --------------------------------

Mandatorily redeemable common stock                                            7,280,000           7,013,000

Commitments and  contingencies

Stockholders' equity:
Common stock, $.001 par value - authorized 9,056,000 shares;
issued and outstanding 3,914,748                                                   4,000               4,000
Additional paid-in capital                                                       764,000             764,000
Retained earnings                                                              9,385,000           8,790,000
                                                                            --------------------------------
Total stockholders' equity                                                    10,153,000           9,558,000
                                                                            --------------------------------
                                                                            $121,157,000        $115,214,000
                                                                            ================================
----------------------------

<F1> - Derived from audited financial statements contained in Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

                          JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          ----------------------------------------------------
                                               (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                  1996                1995
                                                                                 -----------------------------
Revenues:
Commissions                                                                      $10,168,000           $7,744,000
Market making and principal transactions, net                                      5,436,000            4,706,000
Interest                                                                           2,160,000            1,370,000
Clearing fees                                                                      1,631,000            1,464,000
Other                                                                              1,616,000              826,000
                                                                                  21,011,000           16,110,000
Expenses:
Commissions and clearing costs                                                    11,308,000            8,302,000
Employee compensation and benefits                                                 3,573,000            3,459,000
Selling, general and administrative                                                3,846,000            3,133,000
Interest                                                                             878,000              488,000
                                                                                  19,605,000           15,382,000
Income before income taxes                                                         1,406,000              728,000
Provision for income taxes                                                           544,000              298,000

Net income                                                                          $862,000             $430,000

Earnings per common share:
Net income                                                                              $.21                 $.11

Weighted average number of common shares outstanding during the period             4,053,000            3,981,000



(The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

                          JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          ----------------------------------------------------
                                               (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                      1996             1995
                                                                                  ----------------------------
OPERATING ACTIVITIES
  Net income                                                                         $862,000         $430,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                                                       66,000           58,000
  Change in operating assets and liabilities:
   Commissions and other receivables from clearing brokers                         1,697,000)         (269,000)
   Receivable from customers                                                       (4,952,000)      (1,034,000)
   Receivable from brokers and  dealers                                             1,611,000        2,407,000
   Securities owned                                                                   460,000        1,133,000
   Deferred tax asset                                                                 130,000           (3,000)
   Income taxes receivable                                                                 -            30,000
   Other assets                                                                      (736,000)        (251,000)
   Accounts payable, accrued expenses and other liabilities                           636,000        2,204,000
   Payable to customers                                                             5,779,000       (2,273,000)
   Payable to brokers and dealers                                                   3,973,000        1,042.000
   Securities sold, not yet purchased                                              (2,318,000)      (1,240,000)
   Income taxes payable                                                               393,000                -
                                                                                  -----------------------------
   Net cash provided by operating activities                                        4,207,000        2,234,000
                                                                                  -----------------------------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                          (65,000)        (202,000)
                                                                                  -----------------------------
FINANCING ACTIVITIES
Short-term borrowings from banks                                                   (3,132,000)      (2,011,000)
Notes payable to affiliates                                                          (250,000)                -
Mandatory preferred stock dividends paid                                                    -          (19,000)
                                                                                  -----------------------------
Net cash used by financing activities                                              (3,382,000)      (2,030,000)
                                                                                  -----------------------------
Net increase in cash and cash equivalents                                             760,000            2,000

Cash and cash equivalents at beginning of period                                    8,597,000        5,401,000
                                                                                  -----------------------------
Cash and cash equivalents at end of period                                         $9,357,000       $5,403,000
                                                                                  =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                               $0         $201,000
                                                                                  =============================
Cash paid during the period for interest                                             $878,000         $488,000
                                                                                  =============================



(The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

           JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                               (Unaudited)

1. BASIS OF PRESENTATION
The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated.

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation - The accompanying consolidated financial statements include the accounts JW Charles Financial Services, Inc. and its subsidiaries which are, Corporate Securities Group, Inc. ("CSG"), JW Charles Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp. ("JWC Clearing"), JW Charles Capital Corp., JW Charles Insurance Services, Inc., DMG Securities, Inc. ("DMG") and Discount Securities Group, Inc. All significant intercompany transactions have been eliminated in consolidation.

Reclassifications - Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation. These reclassifications are not material to the consolidated financial statements.

3. CONTINGENCIES
The Company is involved in various claims and possible actions arising out of the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company based on knowledge of facts and advice of counsel, that the resolution of such actions will not have a material adverse effect on the Company's financial condition and results of operations.

4. NET CAPITAL
The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At March 31, 1996, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWC Clearing (alternative method elected):
     Net capital as a percent of aggregate debit items      7.8%
     Net capital                                      $7,605,000
     Required net capital                             $1,944,000

CSG:
     Ratio of aggregate indebtedness to net capital         1.54
     Net capital                                      $2,368,000
     Required net capital                               $250,000


4. NET CAPITAL (cont.)

JWC Securities:
     Ratio of aggregate indebtedness to net capital        1.57
     Net capital                                     $1,968,000
     Required net capital                              $250,000

DMG:
     Ratio of aggregate indebtedness to net capital         .59
     Net capital                                       $509,000
     Required net capital                              $100,000

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 (THE "1996 PERIOD") VS. 1995 (THE "1995 PERIOD")

     The Company's results of operations for 1996 were buoyed by a vibrant and rising stock market. Substantially all of the Company's business lines turned in strong performances, particularly when compared to the corresponding period of the prior year.

                                                             Three Months Ended March 31,
                                                -----------------------------------------------------------
                                                 1996      % Increase      1995       % Increase    1994
                                                (000's)    (Decrease)     (000's)     (Decrease)    (000's)
                                                ------------------------------------------------------------
     Revenues:
     Commissions                                $10,168          31       $7,744           7       $7,231
     Market making and principal
       transactions, net                          5,436          16        4,706          41        3,329
     Interest                                     2,160          58        1,370          36        1,010
     Clearing fees                                1,631          11        1,464          16        1,259
     Other                                        1,616          96          826          35          612
                                                ---------------------------------------------------------
                                                $21,011          30      $16,110          20      $13,441
                                                =========================================================

                                                             Three Months Ended March 31,
                                                ---------------------------------------------------------
                                                 1996        % Increase   1995      % Increase    1994
                                                (000's)                  (000's)                  (000's)
                                                ---------------------------------------------------------
     Expenses:
     Commissions and clearing costs             $11,308          36       $8,302          25       $6,632
     Employee compensation and benefits           3,573           3        3,459          33        2,610
     Selling, general and administrative          3,846          23        3,133           6        2,947
     Interest                                       878          80          488          59          306
                                                ---------------------------------------------------------
                                                $19,605          27      $15,382          23      $12,495
                                                =========================================================

      Total revenues of $21,011,000 recorded in the 1996 Period increased 30% over last year's $16,110,000. During the 1996 Period the Company experienced increases in all revenue categories. Growth in the various revenue categories was primarily due to heightened client activity, both retail and clearing, associated with 1996's vibrant and rising stock market.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor"), in the 1996 and 1995 Periods were 72% and 67%, respectively. The Company believes that the Clearing Factor has increased primarily as a result of (i) an increase in the average production per registered representative which results in a higher percentage payout and (ii) an increase in the percentage of the Company's commission business being cleared through Bear Stearns as compared to JWC Clearing. Clearing costs paid to Bear Stearns are recorded as an expense whereas clearing costs paid to JWC Clearing are eliminated in consolidation.

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

     Comparative employee compensation and benefits and selling, general and administrative expenses reflect the costs associated with the Company's overall business growth.

     Interest income consists primarily of interest earned on receivables from customers, securities owned and customer money market fund balances. Interest expense, which consists primarily of interest incurred on short-term borrowings and notes payable used to finance JWC Clearing receivables from customers and securities owned has increased in each of the past three years. The increase in both of these items is primarily a result of: (i) a general increase in interest rates experienced during 1995, and (ii) an increase in the average outstanding loan balances used to fund increased customer balances from 1995 to 1996 reflecting the Company's overall business growth.

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

     The Company has borrowed over the past few years an aggregate of $5,000,000 from Gilman CMG, Inc. ("GCMG") or an affiliate thereof, which, at March 31, 1996, owned approximately 49% of the Company's outstanding shares of Common Stock. On May 15, 1995, the Company and GCMG entered into a new loan agreement (the "Gilman Loan") for a refinancing of that debt, pursuant to which the debt was converted to a $5,000,000 term loan, bearing interest at a rate of 10% per annum. At May 15, 1996, $3,000,000 was outstanding under the Gilman Loan with principal payable in equal quarterly installments of $250,000 due on July 15, October 15, January 15, and April 15, of each year until paid in full. Interest accrues on the principal outstanding from time to time and is payable quarterly on the same dates that principal payments are required. The Company has the option to prepay principal, in whole or in part at any time, without premium or penalty.

     On May 15, 1995, the Company entered into a Stock Repurchase Agreement (the "Agreement") with GCMG to repurchase all of the approximately 49% of the Company's outstanding common stock then held by GCMG. Beginning April 15, 1996, the Company commenced to repurchase stock each year in an amount equal to 50% of annual net income, as defined, until all the Gilman stock is repurchased. For purposes of determining the aggregate amount of stock required to be repurchased each year, net income is reduced by principal payments on the Gilman Loan.
The repurchase price per share is a minimum of $3.00, subject to certain adjustments each year based upon changes in the Company's net tangible book value, as defined. On April 15, 1996, the Company paid $1,155,000 to GCMG for the 1996 installment under the original repurchase agreement.

     On May 15, 1995, the Company reclassified $5,978,000, representing $3.12 per share, from additional paid-in capital and retained earnings to mandatorily redeemable common stock to reflect the terms of the Agreement. The difference between the initially recorded cost of the mandatorily redeemable common stock and the adjusted purchase price has been accreted to mandatorily redeemable common stock through a direct charge to retained earnings.

     On May 14, 1996, the Company and GCMG agreed in principle to modify their existing Agreement to provide that the Company will repurchase all the shares of Common Stock of the Company owned by Gilman in exchange for a promissory note in the amount of $6,125,000 (the "Stock Loan") bearing interest, which is payable quarterly, at a rate of 10% per annum. Beginning April 15, 1997, the Company will be obligated to make principal payments each year in an amount equal to 50% of annual net income, as defined, until the Stock Loan is repaid in full. The Stock Loan will contain a balloon payment feature requiring, without regard to the above formula, that the entire outstanding principal balance be repaid in full on April 15, 2000. The Stock Loan will be prepayable, in whole or in part, at any time by paying GCMG a prepayment penalty equal to 10% of the prepayment amount. Upon execution of the modified Agreement and Stock Loan, $6,125,000 will be reclassified from mandatorily redeemable common stock to notes payable to affiliates.

     On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At May 15, 1996, the balance outstanding under the Wilmington Facility was $0.

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

     At March 31, 1996, the Company had stockholders' equity of $10,153,000, representing an increase of $595,000 from December 31, 1995. The increase in stockholders' equity is due to reported net income of $862,000 for the 1996 Period, net of the reclassification of $267,000 from stockholders' equity to mandatorily redeemable common stock.

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


                          II - OTHER INFORMATION

Item 1.   Legal Proceedings

     In July 1994, a third amended complaint was filed in the matter of Marilyn Norwood, as guardian for Samuel Laten, v. JW Charles Securities, Inc., et al., Case No. 93-19727, in the Circuit Court for the Seventeenth Judicial Circuit In and For Broward County, Florida (the "Norwood Matter") which asserted claims against JW Charles Securities, Inc. and certain of its registered representatives. In October, 1994, a hearing was held to rule on JW Charles Securities, Inc. motion to compel arbitration. The Court granted the Company's motion and the case was dismissed as to JW Charles Securities, Inc. and its registered representatives and subsequently moved to arbitration alleging the same acts. On May 9, 1996, the Norwood Matter was settled at a nominal cost to the Company.

     Of Counsel Enterprises, Inc. (now Co-Counsel) has instituted a civil proceeding in federal court in Houston, Texas against eleven (11) different defendants including JW Charles Securities, Inc. ("JWCS") and Corporate Securities Group ("CSG") (alleging violations of state and federal securities laws as well as Texas common law in connection with the initial public offering and aftermarket activity in 1993 associated with the Co-Counsel stock. The damages claimed were in excess of $10 million. On February
29, 1996, JW Charles Securities, Inc. and Corporate Securities Group,
Inc. jointly filed a Motion to Dismiss the Supplemental Complaint.  On
May 10, 1996 JWCS, CSG and Co-Counsel reached a preliminary settlement agreement pursuant to which Co-Counsel agreed to dismiss all claims against JWCS and CSG and agreed to indemnify JWCS and CSG for any claims, causes of action (including defense) arising out of the claims that had been set forth in the Co-Counsel complaint against JWCS and CSG. Pursuant to the settlement agreement, JWCS and CSG will transfer and assign to Co-Counsel 50,000 of the warrants it received in connection with the underwriting of Co-Counsel's 1993 initial public offering. These Warrants had a nominal carrying value, and the settlement will not otherwise have a material adverse effect on the Company's financial condition or its results of operations.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits:
          10(a) Agreement In Principle Gilman CMG, Inc. and JW Charles Financial Services, Inc.

          27 - Financial Data Schedule

     (b) Reports on From 8-K:
          None.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              JW CHARLES FINANCIAL SERVICES, INC.


Date: May 20, 1996            /s/ Joel E. Marks
                              (Joel E. Marks, Vice Chairman)
                              (Duly Authorized Officer)


Date: May 20, 1996           /s/ Joel E. Marks
                            (Joel E. Marks, Principal Financial and
                             Accounting Officer)