Form 10-Q
period 1996-06-30
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1996-08-14
CIK 741557

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____ to _______

                  Commission file number 0-14772


               JW CHARLES FINANCIAL SERVICES, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


             Florida                          58-1545984
     -------------------------------  -------------------
     (State or other jurisdiction of   (I.R.S. Employer
     incorporation or organization)   Identification No.)


     980 North Federal Highway -Suite 210
          Boca Raton, Florida                        33432
     ---------------------------------------      ----------
     (Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code  (407) 338-2600

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at August 1, 1996
- ---------------------------------------  -----------------------------
Common stock, $.001 par value per share           2,001,399

               JW CHARLES FINANCIAL SERVICES, INC.

                              INDEX
                                                                   Page
PART I. FINANCIAL INFORMATION                                      ----

Item 1.  Financial Statements.

     Consolidated Condensed Statements of Financial Condition
        at June 30, 1996 and December 31, 1995                      3

     Consolidated Condensed Statements of Income for the Three
     Months Ended June 30, 1996 and 1995                            4

     Consolidated Condensed Statements of Income for the Six
     Months Ended June 30, 1996 and 1995                            5

     Consolidated Condensed Statements of Cash Flows for the
        Six Months Ended June 30, 1996 and 1995                     6

     Notes to Consolidated Condensed Financial Statements           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                         15

Item 4.  Submission of Matters to Vote of Security Holders         15

Item 6.  Exhibits and Reports on Form 8-K                          15

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                                              JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                            --------------------------------------------------------

                                                                                June 30,          December 31,

ASSETS                                                                            1996               1995(*)
- ------                                                                        --------------------------------
                                                                               (Unaudited)
Cash and cash equivalents                                                     $ 10,433,000      $  8,597,000
Commissions and other receivables from clearing brokers                          6,192,000         2,750,000
Receivable from customers, net                                                 104,567,000        81,438,000
Receivable from brokers and dealers                                             12,753,000         5,752,000
Securities owned, at market value                                                8,775,000        11,486,000
Furniture, equipment and leasehold improvements, net of
   accumulated depreciation and amortization of $1,087,000 and
   $962,000                                                                      1,137,000         1,253,000
Deferred tax asset                                                               1,015,000         1,011,000
Other, net                                                                       2,661,000         2,927,000
                                                                              ------------------------------
                                                                              $147,533,000      $115,214,000
                                                                              ==============================
LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND
- ----------------------------------------------------
STOCKHOLDERS' EQUITY
- --------------------
Liabilities:
Short-term borrowings from banks                                             $  38,050,000       $29,114,000
Accounts payable, accrued expenses and other liabilities                         9,592,000         7,935,000
Payable to customers                                                            43,135,000        31,351,000
Payable to brokers and dealers                                                  27,722,000        22,210,000
Securities sold, not yet purchased, at market value                              7,573,000         4,074,000
Notes payable to affiliate                                                       9,125,000         3,500,000
Income taxes payable                                                               837,000           459,000
                                                                              ------------------------------
                                                                               136,034,000        98,643,000
                                                                              ------------------------------

Mandatorily redeemable common stock                                                      -         7,013,000

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value - authorized 9,056,000
   shares; issued and outstanding 2,001,399 and 3,914,748                           2,000              4,000
Additional paid-in capital                                                        764,000            764,000
Retained earnings                                                              10,733,000          8,790,000
                                                                              ------------------------------
Total stockholders' equity                                                     11,499,000          9,558,000
                                                                              ------------------------------

                                                                              $147,533,000      $115,214,000
                                                                              ==============================

* - Derived from audited financial statements contained in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

                        JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                               (Unaudited)

                                                                                   Three Months Ended June 30,
                                                                                 ---------------------------------
                                                                                   1996                 1995
                                                                                 ---------------------------------
Revenues:
Commissions                                                                      $13,226,000          $10,232,000
Market making and principal transactions, net                                      7,048,000            4,707,000
Interest                                                                           2,322,000            1,423,000
Clearing fees                                                                      2,672,000            2,089,000
Other                                                                                810,000              518,000
                                                                                 --------------------------------
                                                                                  26,078,000           18,969,000

Expenses:
Commissions and clearing costs                                                    14,666,000           10,736,000
Employee compensation and benefits                                                 3,697,000            3,218,000
Selling, general and administrative                                                4,487,000            3,346,000
Interest                                                                           1,055,000              618,000
                                                                                 --------------------------------
                                                                                  23,905,000           17,918,000
                                                                                 --------------------------------
Income before income taxes                                                         2,173,000            1,051,000

Provision for income taxes                                                           827,000              399,000
                                                                                 --------------------------------
Net income                                                                        $1,346,000             $652,000
                                                                                 ================================


Earnings per common share:
Net income                                                                              $.37                 $.16
                                                                                 ================================
Weighted average number of common shares outstanding
  during the period                                                                3,632,000            3,952,000
                                                                                 ================================



     (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

                   JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                         (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                ----------------------------
                                                                                   1996                 1995
                                                                                ----------------------------

REVENUES:
Commissions                                                                     $23,394,000      $17,976,000
Market making and principal transactions, net                                    12,484,000        9,413,000
Interest                                                                          4,482,000        2,793,000
Clearing fees                                                                     4,985,000        4,053,000
Other                                                                             1,541,000          844,000
                                                                                ----------------------------
                                                                                 46,886,000       35,079,000
                                                                                ----------------------------
EXPENSES:
Commissions and clearing costs                                                   25,974,000       19,038,000
Employee compensation and benefits                                                7,270,000        6,677,000
Selling, general and administrative                                               8,130,000        6,479,000
Interest                                                                          1,933,000        1,106,000
                                                                                ----------------------------
                                                                                 43,307,000       33,300,000
                                                                                ----------------------------
Income before income taxes                                                        3,579,000        1,779,000
Provision for income taxes                                                        1,371,000          697,000
                                                                                ----------------------------
Net income                                                                       $2,208,000       $1,082,000
                                                                                ============================

EARNINGS PER COMMON SHARE:
Net income                                                                             $.56             $.27
                                                                                ============================
Weighted average number of common shares outstanding
   during the period                                                              3,935,000        3,952,000
                                                                                ============================



    (The accompanying Notes to Consolidated Condensed Financial Statements
                are an integral part of these financial statements.)

                 JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                               -----------------------------
                                                                                    1996             1995
                                                                               -----------------------------

OPERATING ACTIVITIES
 Net income                                                                      $2,208,000       $1,082,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                    125,000          123,000
Change in operating assets and liabilities:
   Cash and securities segregated under federal regulations                               -         (119,000)
   Commissions and other receivables from clearing brokers                       (3,442,000)      (2,599,000)
   Receivable from customers                                                    (23,129,000)      (8,968,000)
   Receivable from brokers and dealers                                           (7,001,000)      (1,158,000)
   Securities owned                                                               2,711,000       (1,831,000)
   Deferred tax asset                                                                (4,000)        (106,000)
   Income taxes receivable                                                                -           79,000
   Other assets                                                                     266,000        1,489,000
   Accounts payable, accrued expenses and other liabilities                       1,657,000        3,515,000
   Payable to customers                                                          11,784,000       (6,810,000)
   Payable to brokers and dealers                                                 5,512,000        3,512.000
   Securities sold, not yet purchased                                             3,499,000        2,391,000
   Income taxes payable                                                             378,000                -

   Net cash used by operating activities                                         (5,436,000)      (9,400,000)
                                                                                ----------------------------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                         (9,000)        (247,000)
                                                                                ----------------------------
FINANCING ACTIVITIES
Short-term borrowings from banks                                                  8,936,000       10,140,000
Repayment of notes payable to affiliate                                            (500,000)      (1,000,000)
Cash flow distributions and redemptions of common stock                          (1,155,000)          (1,000)
                                                                                ----------------------------
Net cash used by financing activities                                             7,281,000        9,139,000
                                                                                ----------------------------
Net increase (decrease) in cash and cash equivalents                              1,836,000         (508,000)

Cash and cash equivalents at beginning of period                                  8,597,000        5,401,000
                                                                                ----------------------------
Cash and cash equivalents at end of period                                      $10,433,000       $4,893,000
                                                                                ============================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                       $968,000         $653,000
                                                                                ============================
Cash paid during the period for interest                                         $1,933,000       $1,106,000
                                                                                ============================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  AND INVESTING ACTIVITIES
Repurchase of mandatorily redeemable common stock
by issuance of $6,125,000 of notes payable to affiliates
in 1996.


     (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

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

Because of seasonal and other factors, the results of operations for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1996.

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

4. NET CAPITAL
The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At June 30, 1996, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWC Clearing (alternative method elected):
     Net capital as a percent of aggregate debit items           6.4%
     Net capital                                           $7,835,000
     Required net capital                                  $2,430,000

CSG:
     Ratio of aggregate indebtedness to net capital              1.35
     Net capital                                           $2,730,000
     Required net capital                                    $250,000

JWC Securities:
     Ratio of aggregate indebtedness to net capital              1.47
     Net capital                                           $2,491,000
     Required net capital                                    $250,000

DMG:
     Ratio of aggregate indebtedness to net capital               .39
     Net capital                                             $582,000
     Required net capital                                    $100,000

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 (THE "1996 PERIOD") VS. 1995 (THE "1995 PERIOD")
     The Company's results of operations for 1996 were buoyed by a vibrant and rising stock market. Substantially all of the Company's business lines turned in strong performances, particularly when compared to the corresponding period of the prior year.

                                                               Three Months Ended June 30,
                                              ------------------------------------------------------------
                                                 1996      % Increase    1995       %  Increase    1994
                                               (000's)     (Decrease)    (000's)    (Decrease)     (000's)
                                              ------------------------------------------------------------
   Revenues:
   Commissions                                $13,226           29     $10,232          154      $4,035
   Market making and principal
      transactions, net                         7,048           50       4,707          (11)      5,270
   Interest                                     2,322           63       1,423           22       1,168
   Clearing fees                                2,672           28       2,089           73       1,208
   Other                                          810           56         518          (27)        712
                                              ---------------------------------------------------------
                                              $26,078           37     $18,969           53     $12,393
                                              =========================================================

                                                                Three Months Ended June 30,
                                              ---------------------------------------------------------
                                               1996          % Increase   1995       % Increase    1994
                                              (000's)                  (000's)                  (000's)
                                              ---------------------------------------------------------
   Expenses:
   Commissions and clearing costs             $14,666           37     $10,736           76      $6,096
   Employee compensation and benefits           3,697           15       3,218           32       2,442
   Selling, general and administrative          4,487           34       3,346           32       2,539
   Interest                                     1,055           71         618           63         380
                                              ---------------------------------------------------------
                                              $23,905           33     $17,918           56     $11,457
                                              =========================================================

         Total revenues of $26,078,000 recorded in the 1996 Period increased 37% over last year's $18,969,000. During the 1996 Period the Company experienced increases in all revenue categories. Growth in the various revenue categories was primarily due to heightened client activity, both retail and clearing, associated with 1996's vibrant and rising stock market and the continued expansion of the Company's branch office network.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor"), remained constant at approximately 72% in both the 1996 and 1995 Periods.

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

     SIX MONTHS ENDED JUNE 30, 1996 (THE "1996 PERIOD") VS. 1995 (THE "1995 PERIOD")
     The Company's results of operations for 1996 were buoyed by a vibrant and rising stock market. All of the Company's business lines turned in strong performances, particularly when compared to the corresponding period of the prior year.

                                                               Six Months Ended June 30,
                                              -----------------------------------------------------------
                                               1996         %Increase    1995       % Increase    1994
                                              (000's)     (Decrease)    (000's)    (Decrease)     (000's)
                                              -----------------------------------------------------------
   Revenues:
   Commissions                                $23,394           30     $17,976           87      $9,590
   Market making and principal
      transactions, net                        12,484           33       9,413           (8)     10,276
   Interest                                     4,482           60       2,793           28       2,178
   Clearing fees                                4,985           23       4,053           64       2,467
   Other                                        1,541           83         844          (36)      1,324
                                              -----------------------------------------------------------
                                              $46,886           34     $35,079           36     $25,835
                                              ===========================================================


                                                                Three Months Ended June 30,
                                              -----------------------------------------------------------
                                                1996        % Increase   1995        % Increase    1994
                                               (000's)                  (000's)                  (000's)
                                              -----------------------------------------------------------
   Expenses:
   Commissions and clearing costs             $25,974           36     $19,038           50     $12,728
   Employee compensation and benefits           7,270            9       6,677           32       5,052
   Selling, general and administrative          8,130           25       6,479           18       5,487
   Interest                                     1,933           75       1,106           61         686
                                              ------------------------------------------------------------
                                              $43,307           30     $33,300           39     $23,953
                                              ============================================================

     The underlying reasons for most of the variances to the prior period are substantially the same as the comparative quarterly discussions above and the statements contained in the foregoing discussion also apply to the six month comparison. Therefore this section is limited to the discussion of additional factors which effected the results of operations for the six month periods.

     The Clearing Factor, in the 1996 and 1995 Periods were 72% and 70%, respectively. The Company believes that the Clearing Factor has increased primarily as a result of (i) an increase in the average production per registered representative which results in a higher percentage payout and (ii) an increase in the percentage of the Company's commission business being cleared through Bear Stearns as compared to JWC Clearing. Clearing costs paid to Bear Stearns are recorded as an expense whereas clearing costs paid to JWC Clearing are eliminated in consolidation.

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

     The Company has borrowed over the past few years an aggregate of $5,000,000 from Gilman CMG, Inc. ("GCMG") or an affiliate thereof, which, at June 30, 1995, owned approximately 49% of the Company's outstanding shares of Common Stock. On May 15, 1995, the Company and GCMG entered into a new loan agreement (the "Gilman Loan") for a refinancing of that debt, pursuant to which the debt was converted to a $5,000,000 term loan, bearing interest at a rate of 10% per annum. At July 31, 1996, $2,750,000 was outstanding under the Gilman Loan with principal payable in equal quarterly installments of $250,000 due on July 15, October 15, January 15, and April 15, of each year until paid in full. Interest accrues on the principal outstanding from time to time and is payable quarterly on the same dates that principal payments are required. The Company has the option to prepay principal, in whole or in part at any time, without premium or penalty.

     On May 15, 1995, the Company entered into a Stock Repurchase Agreement (the "Old Agreement") with GCMG to repurchase all of the approximately 49% of the Company's outstanding common stock then held by GCMG. Beginning April 15, 1996, the Company was required to repurchase stock each year in an amount equal to 50% of annual net income, as defined, until all the GCMG stock was repurchased. In connection with this transaction, the Company reclassified $5,978,000, representing $3.12 per share, from additional paid-in capital and retained earnings to mandatorily redeemable common stock to reflect the terms of the Old Agreement. The difference between the initially recorded cost of the mandatorily redeemable common stock and the adjusted purchase price has been accreted to mandatorily redeemable common stock through a direct charge to retained earnings.

     On June 11, 1996, the Company entered into an Amended and Restated Stock Repurchase Agreement (the "New Agreement") with GCMG for, and simultaneously consummated, the repurchase of all of the Company' shares of common stock owned by GCMG and subject to the Old Agreement. Effective as of April 15, 1996, the Company had repurchased 315,510 shares of common stock from GCMG pursuant to the Old Agreement, which was amended and restated by the New Agreement to accelerate the repurchase by the Company for the remaining 1,600,399 shares of common stock owned by GCMG.
The total consideration paid by the Company consisted of a promissory note in the principal amount of $6,125,000 (the "New Loan"), along with the $1,155,000 in cash that was paid to GCMG in connection with the April 15, 1996 installment purchase under the Old Agreement. The New Loan bears interest, which is payable quarterly, at a rate of 10% per annum. Beginning April 15, 1997, the Company is obligated to make principal payments each year in an amount equal to 50% of annual net income, as defined, until the Stock Loan is repaid in full. The New Loan contains a balloon payment feature requiring, without regard to the above formula, that the entire outstanding principal balance be repaid in full on April 15, 2000. The New Loan is prepayable, in whole or in part, at any time by paying GCMG a prepayment penalty equal to 10% of the prepayment amount. Simultaneous with the execution of the New Agreement, $6,125,000 was reclassified from mandatorily redeemable common stock to notes payable to affiliate.

     On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At June 30, 1996 and July 31, 1996, the balance outstanding under the Wilmington Facility was $0.

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

     At June 30, 1996, the Company had stockholders' equity of $11,499,000, representing an increase of $1,941,000 from December 31, 1995. The increase in stockholders' equity is due to reported net income of $2,208,000 for the 1996 Period, net of the reclassification of $267,000 from stockholders' equity to notes payable to affiliate to reflect the terms of the New Agreement.

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

                      II - OTHER INFORMATION

Item 1.   Legal Proceedings
- ---------------------------

     There are no material legal proceedings pending or threatened in which the Company is party or of which the Company's property is the subject. The Company has been named in various arbitration and legal proceedings arising in the ordinary course of its securities brokerage business. Although arbitration and litigation involves contingencies that cannot be definitively predicted, including the unpredictability of actions that might be taken by an arbitration panel or jury on matters that are submitted to them, the Company expects that the ultimate disposition of arbitration and litigation arising from the ordinary course of business will not have a material adverse impact upon its financial position and results of operations.

Item 4.   Submission of Matters to Vote of Security Holders.
- ------------------------------------------------------------
     On June 11, 1996 at the Annual Meeting of Shareholders of JW Charles Financial Services, Inc. Messrs. Marshall T. Leeds, Joel
E. Marks, Wm. Dennis Ferguson, Gregg S. Glaser, Stephen W. Cropper, John R. Faiella, Joseph P. Robilotto and Michael B. Weinberg each were elected as a director to serve a term that continues until the next annual meeting and until their successor, if there is to be one, is duly elected and qualified. The number of shares voted for, or withheld from, each candidate is set forth in the table below.

                                                       Number of          Number of       Number of
                                                        Votes              Votes            Votes
                        Nominee                      For Election         Withheld         Not Voted
                        -------                      ------------         --------        ----------
                        Marshall T. Leeds              3,503,399            1,200                0
                        Joel E. Marks                  3,503,399            1,200                0
                        Wm. Dennis Ferguson            3,495,399            1,200            8,000
                        Gregg S. Glaser                3,503,399            1,200                0
                        Stephen W. Cropper             3,495,399            1,200            8,000
                        John R. Faiella                3,495,399            1,200            8,000
                        Joseph P. Robilotto            3,498,399            1,200            5,000
                        Michael B. Weinberg            3,500,399            1,200            3,000

Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------
     (a) Exhibits:
              27 - Financial Data Schedule.

     (b) Reports on Form 8-K:
          Form 8-K reporting date - June 14, 1996
          Item Reported -     Item 5, Other Events
                              Item 7(c)(i), Amended and Restated Stock
                                            Purchase Agreement among JW Charles
                                            Financial Services, Inc., Gilman
                                            CMG, Inc., Marshall T. Leeds
                                            and Joel E. Marks dated June 11,
                                            1996
                              Item 7(c)(ii), $6,125,000 Promissory Note
                                            issued by JW Charles Financial
                                            Services, Inc. to Gilman CMG, Inc.
                                            dated June 11, 1996

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            JW CHARLES FINANCIAL SERVICES, INC.




Date: August 15, 1996                   /s/ Joel E. Marks
                             -----------------------------------
                             (Joel E. Marks, Senior Vice President)
                                  (Duly Authorized Officer)


Date: August 15, 1996                   /s/ Joel E. Marks
                             -------------------------------------
                              (Joel E. Marks, Principal Financial
                                    and Accounting Officer)