Form 10-Q
period 1996-09-30
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1996-11-19
CIK 741557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____  to ____

                      Commission file number 0-14772


                   JW CHARLES FINANCIAL SERVICES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Florida                          58-1545984
 -------------------------------   ------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

     980 North Federal Highway - Suite 310
          Boca Raton, Florida                        33432
     ---------------------------------------      ----------
     (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code  (561) 338-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
     Yes  X   No
        ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at November 1, 1996
---------------------------------------   -------------------------------
Common stock, $.001 par value per share           2,001,899
                   JW CHARLES FINANCIAL SERVICES, INC.

                                  INDEX

Part I. Financial Information

Item 1.  Financial Statements.

     Consolidated Condensed Statements of Financial Condition
        at September 30, 1996 and December 31, 1995                        3

     Consolidated Condensed Statements of Income for the Three Months
        Ended September 30, 1996 and 1995                                  4

     Consolidated Condensed Statements of Income for the Nine Months
        Ended September 30, 1996 and 1995                                  5

     Consolidated Condensed Statements of Cash Flows for the
        Nine Months Ended September 30, 1996 and 1995                      6

     Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                9

Part II. Other Information

Item 1.  Legal Proceedings                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15
                               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                 JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                              September 30,      December 31,
                                                                                   1996            1995<F1>
                                                                               (Unaudited)
 ASSETS
 ------                                                                       --------------------------------
 Cash and cash equivalents                                                    $   8,918,000     $   8,597,000
 Commissions and other receivables from clearing brokers                          4,910,000         2,750,000
 Receivable from customers, net                                                  89,531,000        81,438,000
 Receivable from brokers and dealers                                              6,690,000         5,752,000
 Securities owned, at market value                                                5,917,000        11,486,000
 Furniture, equipment and leasehold improvements, net of
 accumulated depreciation and amortization of $1,155,000 and $962,000             1,165,000         1,253,000
 Deferred tax asset                                                                 879,000         1,011,000
 Other, net                                                                       2,965,000         2,927,000
                                                                               ------------------------------
                                                                               $120,975,000      $115,214,000
                                                                               ==============================

 LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND
 ----------------------------------------------------
 STOCKHOLDERS' EQUITY
 --------------------
 Liabilities:
 Short-term borrowings from banks                                            $   10,887,000     $  29,114,000
 Accounts payable, accrued expenses and other liabilities                         8,896,000         7,935,000
 Payable to customers                                                            47,946,000        31,351,000
 Payable to brokers and dealers                                                  28,619,000        22,210,000
 Securities sold, not yet purchased, at market value                              2,398,000         4,074,000
 Notes payable to affiliate                                                       8,875,000         3,500,000
 Income taxes payable                                                                58,000           459,000
                                                                               ------------------------------
                                                                                107,679,000        98,643,000
                                                                               ------------------------------

 Mandatorily redeemable common stock                                                      -         7,013,000

 Commitments and contingencies


 Stockholders' equity:
 Common stock, $.001 par value - authorized 9,056,000 shares;
      issued and outstanding 2,001,899 and 3,914,748                                  2,000             4,000
 Additional paid-in capital                                                         764,000           764,000
 Retained earnings                                                               12,530,000         8,790,000
                                                                               ------------------------------
 Total stockholders' equity                                                      13,296,000         9,558,000
                                                                               ------------------------------
                                                                               $120,975,000      $115,214,000
                                                                               ==============================

<F1> - Derived from audited financial statements contained in
Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 1995.

             (The accompanying Notes to Consolidated Condensed Financial
                                     Statements

       JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                                                         Three Months Ended September 30,
                                                                         --------------------------------
                                                                             1996                 1995
                                                                         --------------------------------
REVENUES:
Commissions                                                              $9,186,000          $11,952,000
Market making and principal transactions, net                             4,429,000            5,226,000
Interest                                                                  2,562,000            1,960,000
Clearing fees                                                             3,233,000            1,936,000
Other                                                                     1,598,000            1,394,000
                                                                         --------------------------------
                                                                         21,008,000           22,468,000
                                                                         --------------------------------
EXPENSES:
Commissions and clearing costs                                            9,677,000           12,100,000
Employee compensation and benefits                                        4,499,000            3,380,000
Selling, general and administrative                                       3,209,000            4,026,000
Interest                                                                    987,000              784,000
                                                                         --------------------------------
                                                                         18,372,000           20,290,000
                                                                         --------------------------------
Income before income taxes                                                2,636,000            2,178,000
Provision for income taxes                                                  839,000              838,000
                                                                         --------------------------------
Net income                                                               $1,797,000           $1,340,000
                                                                         ================================
EARNINGS PER COMMON SHARE:
Net income                                                                    $0.80                $0.34
                                                                         ================================

Weighted average number of common shares outstanding during
   the period                                                             2,257,000            3,976,000
                                                                         ================================



        (The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these financial statements.)

       JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                         ---------------------------------
                                                                              1996                 1995
                                                                         ---------------------------------
Revenues:
Commissions                                                              $32,580,000          $29,928,000
Market making and principal transactions, net                             16,913,000           14,639,000
Interest                                                                   7,044,000            4,753,000
Clearing fees                                                              8,218,000            6,690,000
Other                                                                      3,139,000            2,302,000
                                                                         --------------------------------
                                                                          67,894,000           58,312,000
                                                                         --------------------------------
Expenses:
Commissions and clearing costs                                            35,651,000           31,138,000
Employee compensation and benefits                                        11,769,000           10,057,000
Selling, general and administrative                                       11,339,000           11,270,000
Interest                                                                   2,920,000            1,890,000
                                                                         --------------------------------
                                                                          61,679,000           54,355,000
                                                                         --------------------------------
Income before income taxes                                                 6,215,000            3,957,000
Provision for income taxes                                                 2,210,000            1,535,000
                                                                         --------------------------------
Net income                                                                $4,005,000           $2,422,000
                                                                         ================================
Earnings per common share:
Net income                                                                     $1.20                $0.61
                                                                         ================================

Weighted average number of common shares outstanding during
   the period                                                              3,326,000            3,981,000
                                                                         ================================




      (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

           JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                       1996             1995
                                                                                 -------------------------------
                                                                                                  (c)
OPERATING ACTIVITIES
  Net income                                                                       $4,005,000       $2,422,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
                                                                                      193,000          182,000
    Depreciation and amortization
Change in operating assets and liabilities:
    Commissions and other receivables from clearing brokers                       (2,160,000)      (1.071,000)
    Receivable from customers                                                     (8,093,000)     (30,431,000)
    Receivable from brokers and dealers                                             (938,000)        (853,000)
    Securities owned                                                                5,569,000      (2,469,000)
    Deferred tax asset                                                                132,000        (117,000)
    Income taxes receivable                                                                 -           79,000
    Other assets                                                                     (38,000)        1,779,000
    Accounts payable, accrued expenses and other liabilities                          961,000        5,762,000
    Payable to customers                                                           16,595,000      (4,904,000)
    Payable to brokers and dealers                                                  6,409,000       16,471.000
    Securities sold, not yet purchased                                            (1,676,000)        2,321,000
    Income taxes payable                                                            (401,000)          649,000
                                                                                 -----------------------------
Net cash provided (used) by operating activities                                   20,453,000      (10,180,000)
                                                                                 -----------------------------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                        (105,000)         (285,000)
                                                                                 -----------------------------
FINANCING ACTIVITIES
Short-term borrowings from banks                                                 (18,227,000)       13,667,000
Repayment of notes payable to affiliate                                             (750,000)       (1,250,000)
Cash flow distributions and redemptions of common stock                           (1,155,000)           (1,000)
                                                                                 -----------------------------
Net cash provided (used) by financing activities                                 (20,132,000)       12,416,000
                                                                                 -----------------------------
Net increase in cash and cash equivalents                                             321,000        1,951,000
Cash and cash equivalents at beginning of period                                    8,597,000        5,401,000
                                                                                 -----------------------------
Cash and cash equivalents at end of period                                         $8,918,000       $7,352,000
                                                                                 =============================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                       $1,436,000         $788,000
                                                                                 =============================
Cash paid during the period for interest                                           $2,920,000       $1,890,000
                                                                                 =============================
SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Repurchase of madatorily redeemable common stock by issuance of
$6,125,000 of notes payable to affiliate in 1996.


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

Because of seasonal and other factors, the results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1996.

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

The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At September 30, 1996, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWC Clearing (alternative method elected):
     Net capital as a percent of aggregate debit items         12.1%
     Net capital                                        $12,652,000
     Required net capital                                $2,096,000

CSG:
     Ratio of aggregate indebtedness to net capital            2.70
     Net capital                                         $1,072,000
     Required net capital                                  $250,000


JWC Securities:
     Ratio of aggregate indebtedness to net capital            1.45
     Net capital                                         $2,220,000
     Required net capital                                  $250,000

DMG:
     Ratio of aggregate indebtedness to net capital             .65
     Net capital                                           $259,000
     Required net capital                                  $100,000

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD") VS. 1995 (THE "1995 PERIOD")

                                       Three Months Ended September 30,
                                 -------------------------------------------
                                   1996               1995              1994
                                 (000's)   % Change  (000's) % Change  (000's)
                                 -------------------------------------------
         Revenues:
         Commissions              $9,186      -23  $11,952     121    $5,416
         Market making and
         principal                 4,429      -15    5,226     -11     5,884
         transactions, net
         Interest                  2,562       31    1,960      49     1,314
         Clearing fees             3,233       67    1,936      56     1,238
         Other                     1,598       15    1,394      42       983
                                 --------------------------------------------
                                 $21,008       -6  $22,468      51   $14,835
                                 ============================================

                                      Three Months Ended September 30,
                                 -------------------------------------------
                                   1996             1995              1994
                                 (000's) % Change  (000's) % Change  (000's)
                                 -------------------------------------------
         Expenses:
         Commissions and          $9,677      -20  $12,100      70    $7,135
         clearing costs
         Employee compensation     4,499       33    3,380      15     2,931
         and benefits
         Selling, general and      3,209      -20    4,026      40     2,866
         administrative
         Interest                    987       26      784      64       479
                                 -------------------------------------------
                                 $18,372       -9  $20,290      51   $13,411
                                 ===========================================

                                    Three Months Ended September 30,
                                 -------------------------------------------
                                  1996 % Change    1995 % Change      1994
                                 -------------------------------------------

         Clearing Factor           71%        0     70%     11         63%
                                 ===========================================

     Total revenues of $21,008,000 recorded in the 1996 Period decreased by 6% compared to last year's $22,468,000. During the 1996 Period the Company experienced increases in all revenue categories except for commission and market making and principle transactions, net. The decrease in these two revenue categories is attributed a reduction in overall volume during the early summer months and a reduction in underwriting activity in the 1996 Period as compared to the 1995

Period. Growth in the various other revenue categories was primarily due to heightened client activity, both retail and clearing, associated with 1996's vibrant and rising stock market which resulted in increased client balances.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor"), remained constant at approximately 70% in both the 1996 and 1995 Periods.

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

     Employee compensation and benefits increased 33% from $3,380,000 to $4,499,000. This increase is primarily the result of two factors: (i) a new branch office in the third quarter of 1996 which was not included in the 1995 third quarter; and (ii) increased performance bonuses resulting from the increase in the company's net income.

     Comparative employee compensation and benefits and selling, general and administrative expenses reflect the costs associated with the Company's overall business growth.

     Interest income consists primarily of interest earned on receivables from customers, securities owned and customer money market fund balances. Interest expense, which consists primarily of interest incurred on short-term borrowings and notes payable used to finance JWC Clearing receivables from customers and securities owned has increased in each of the past three years. The increase in both of these items is primarily a result of: (i) a general increase in interest rates experienced during 1996, (ii) the customer's money market fund balance, and (iii) an increase in the average outstanding loan balances used to fund increased customer balances from 1995 to 1996 reflecting the Company's overall business growth.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD") VS. 1995 (THE "1995 PERIOD")

     The Company's results of operations for 1996 were buoyed by a vibrant and rising stock market. All of the Company's business lines turned in strong performances, particularly when compared to the corresponding period of the prior year.

                                                                      Nine Months Ended September 30,
                                                         -----------------------------------------------------------
                                                           1996                    1995                     1994
                                                         (000's)      Change      (000's)      Change      (000's)
                                                         -----------------------------------------------------------
               Revenues:
               Commissions                                $32,580            9     $29,928           99     $15,006
               Market making and principal
               transactions, net                           16,916           16      14,639           -9      16,160
               Interest                                     7,044           48       4,753           36       3,492
               Clearing fees                                8,218           23       6,690           81       3,705
               Other                                        3,139           36       2,302            0       2,307
                                                          ---------------------------------------------------------
                                                          $67,897           16     $58,312           43     $40,670
                                                          =========================================================

                                                                     Nine Months Ended September 30,
                                                          ---------------------------------------------------------
                                                           1996                    1995                     1994
                                                          (000's)      Change      (000's)      Change      (000's)
                                                          ---------------------------------------------------------
               Expenses:
               Commissions and clearing costs             $35,651           14     $31,138           57     $19,863
               Employee compensation and benefits          11,769           17      10,057           26       7,983
               Selling, general and administrative         11,339            1      11,270           35       8,353
               Interest                                     2,920           54       1,890           62       1,165
                                                          ---------------------------------------------------------
                                                          $61,679           13     $54,355           42     $37,364
                                                          =========================================================

                                                                     Nine Months Ended September 30,
                                                          ---------------------------------------------------------
                                                           1996      % Change      1995       % Change      1994
                                                          ---------------------------------------------------------
               Clearing Factor                                72%            3         70%            9         64%
                                                          =========================================================

     The underlying reasons for most of the variances to the prior period are substantially the same as the comparative quarterly discussions above and the statements contained in the foregoing discussion also apply to the nine month comparison. Therefore this section is limited to the discussion of additional factors which effected the results of operations for the nine month periods.

     Total revenues of $67,897,000 recorded in the 1996 Period increased 16% over last year's $58,312,000. During the 1996 Period the Company experienced increases in all revenue categories. Growth in the various revenue categories was primarily due to heightened client activity, both retail and clearing, associated with 1996's vibrant and rising stock market and the continued expansion of the Company's branch office network.

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

     The Company has borrowed over the past few years an aggregate of $5,000,000 from Gilman CMG, Inc. ("GCMG") or an affiliate thereof, which, at September 30, 1995, owned approximately 49% of the Company's outstanding shares of Common Stock. On May 15, 1995, the Company and GCMG entered into a new loan agreement (the "Gilman Loan") for a refinancing of that debt, pursuant to which the debt was converted to a $5,000,000 term loan, bearing interest at a rate of 10% per annum. At October 31, 1996, $2,500,000 was outstanding under the Gilman Loan with principal payable in equal quarterly installments of $250,000 due on July 15, October 15, January 15, and April 15, of each year until paid in full. Interest accrues on the principal outstanding from time to time and is payable quarterly on the same dates that principal payments are required. The Company has the option to prepay principal, in whole or in part at any time, without premium or penalty.

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

     On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive nine-quarter period. At September 30, 1996 and October 31, 1996, the balance outstanding under the Wilmington Facility was $0.

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

     At September 30, 1996, the Company had stockholders' equity of $13,296,000, representing an increase of $3,738,000 from December 31, 1995. The increase in stockholders' equity is due to reported net income of $4,005,000 for the 1996 Period, net of the reclassification of $267,000 from stockholders' equity to notes payable to affiliate to reflect the terms of the New Agreement.

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

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
     (a) Exhibits:
          Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K:
          None.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JW CHARLES FINANCIAL SERVICES, INC.




Date: November 19, 1996                 /s/ Marshall T. Leeds
                              ------------------------------------
                              (Marshall T. Leeds, President and
                               Chief Executive Officer)
                                    (Duly Authorized Officer)


Date: November 19, 1996                 /s/ Joel E. Marks
                              -----------------------------------
                              (Joel E. Marks, Principal Financial
                               and Accounting Officer)