Form 10-K
period 1996-12-31
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1997-04-01
CIK 741557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                  FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________to_______

                      Commission file number 0-14772

                   JW CHARLES FINANCIAL SERVICES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Florida                          58-1545984
     ------------------------------    ------------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)

     980 North Federal Highway   Suite 210
          Boca Raton, Florida                         33432
     ---------------------------------------      -----------
     (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code  (407) 338-2600

     Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock - Par Value $.001 per share
                 ----------------------------------------
                             (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing re-
quirements for the last 90 days.  Yes /x/   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    / /

     On March 25, 1997, the Registrant had 3,319,021 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates, was approximately $15,025,000.

               DOCUMENTS INCORPORATED BY REFERENCE


     Part III - Portions of the Registrant's definitive Proxy Statement relative to the 1997 Annual Meeting of Stockholders to be held June 10, 1997. (The Registrant intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to April 30, 1997.)

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

     The Company derives revenues primarily from clearing services and brokerage and investment banking services. These activities generate revenue for the Company in the form of commission and fee income, market making and principal transactions revenues, securities transaction processing fees ("clearing fees") and interest income. The Company also derives revenues from insurance brokerage services and consulting services. The following table indicates the percentage of total revenues represented by each of these activities during the past three years:

                                                                    Percentage of Total Revenues
                                                                       Year Ended December 31,
                                                                   -------------------------------
                                                                   1996         1995          1994
                                                                   -------------------------------
           Commissions                                              47%          51%           38%
           Market making and principal transactions, net            27%          23%           36%
           Interest                                                 10%           9%            8%
           Clearing fees                                            13%          13%           12%
           Other                                                     3%           4%            6%

     The following table indicates the amounts and percentages of total revenues generated by each of the Company's principal investment banking and securities brokerage subsidiaries in each of the past three years:

                                                                          Revenues
                                                              (Amounts in Millions of Dollars)
                                                                 Year Ended December 31,
                                                 -------------------------------------------------------
                                                        1996                1995                 1994
                                                 -------------------------------------------------------
                                                 Amount      %       Amount       %      Amount       %
                                                 ------      -       ------       --     -------      -
            Corporate Securities Group, Inc.      $30.2      33        $31.3     39        $25.7      43
            JW Charles Securities, Inc.           $31.4      35        $24.8     31        $17.2      29
            JW Charles Clearing Corp.             $24.3      27        $20.6     26        $14.3      24
            DMG Securities, Inc.                   $3.6       4         $2.9      4        $2.6       4

3-FOR-2 STOCK SPLIT

     Unless otherwise indicated, all information with respect to numbers of shares of common stock, prices of common stock and earnings per common share appearing in this Form 10-K have been adjusted to reflect the Company's three-for-two stock split effected in the form of a 50% stock dividend on February 7, 1997.

BROKERAGE

     The Company conducts its retail brokerage business through three wholly-owned subsidiaries: CSG, JWC Securities and DMG. The following table sets forth certain statistical information concerning registered representatives and branch offices of each of these subsidiaries:

                                                            At December 31,
                              -----------------------------------------------------------------------------
                                               1996                       1995                        1994
                                Registered                  Registered                 Registered
                              Representat-     Branch     Representat-    Branch     Representat-    Branch
                                  ives         Offices        ives        Offices        ives        Offices
                              ------------     -------    -------------   -------    -------------   -------
          JWC Securities           205            13           225           13           212           16

          CSG                      260            88           266           66           248           50

          DMG                       31             2            20            2            51            5
                              ----------------------------------------------------------------------------
          TOTAL                    496           103           511           81           511           71
                              ============================================================================

         JW CHARLES SECURITIES, INC.

     JWC Securities is a New York Stock Exchange, Inc. ("NYSE") member organization and a member of the National Association of Securities Dealers, Inc. ("NASD"). JWC Securities' activities primarily consist of retail securities brokerage, management and participation in underwritings of equity and fixed income securities, distribution of mutual funds and unit trusts, and research and investment advisory services. JWC Securities has clearing agreements with JWC Clearing and Bear Stearns Securities Corp. ("Bear Stearns"), both NYSE member organizations, under which agreements they provide JWC Securities with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These agreements allow JWC Securities to offer a range of products and services that is generally offered only by firms that are larger and have more capital than JWC Securities.

     At February 28, 1997, JWC Securities had twelve (12) branch offices, nine of which are located in Broward, Dade and Palm
Beach Counties, Florida, and one each in Atlanta, Georgia; Young Harris, Georgia and New York City, New York. At February 28,
1997, it had approximately 210 registered representatives, all of whom are in-house employees. Through its retail branch network, JWC Securities markets a wide variety of investment products.
The products, around which categories the major departments of the firm are organized, include common and preferred equities, tax-free and taxable bonds, unit trusts, mutual funds, insurance and annuity products, and options.

     CORPORATE SECURITIES GROUP, INC.

     CSG, a general securities broker-dealer, provides products and services similar to those offered by JWC Securities for the accounts of its customers and for its own account. CSG is a member of the NASD and has clearing agreements with Bear Stearns and JWC Clearing, under which agreements they provide CSG with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These agreements allow CSG to offer a range of products and services that is generally offered only by firms that are larger and have more capital than CSG.

     At February 28, 1997, CSG operated 88 branch offices, all of which operate as independently owned affiliates. In affiliated branch office situations, the office is owned and operated by an independent person who obtains appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with CSG and being subject to its supervisory jurisdiction. Each such office is responsible for its own overhead and other operational expenses, although all of its revenues from securities brokerage transactions accrue to CSG. CSG, on the other hand, pays commissions to the branch offices on the revenues generated by them (at higher rates than those that would be paid to registered representatives working at a branch office owned by CSG) and provides other support for the operations, including required supervisory functions and access to CSG's securities transaction clearing agreements with Bear Stearns and JWC Clearing. All registered representatives who are associated with CSG, whether by working at a branch office owned by CSG or at any one of the affiliated branch offices, are licensed with the NASD. At February 28, 1997, CSG had a total of approximately 245 registered representatives.

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

     At February 28, 1997, DMG operated two (2) branch offices with a total of approximately 30 registered representatives.
Each DMG office is owned and operated by an independent person who obtains appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with DMG and being subject to its supervisory jurisdiction. Each such office is responsible for its own overhead and other operational expenses, and operates in a manner similar to that described for affiliated branch offices of CSG.

INVESTMENT BANKING

     For certain operations (primarily corporate finance, research and syndicate) in which both JWC Securities and CSG are involved, the Company uses "JWCharles/CSG" as a stylized reference to both firms. The Company believes such usage, over time, will enhance the Company's prominence in the securities business, by promoting a single name that nonetheless draws upon the strengths of both of its primary brokerage subsidiaries.

     CORPORATE FINANCE

     The JWCharles/CSG Corporate Finance Department is involved in a variety of activities including public and private debt and equity financing for corporate clients, merger and acquisition consulting services, fairness opinions, evaluations and general financial consulting services. Their activities include securing the Company's participation in the distribution of securities -- both initial public offerings ("IPOs") and secondary offerings -- as the lead underwriter or co-manager. JWCharles/CSG has traditionally concentrated its underwriting efforts in the IPO marketplace, seeking out emerging enterprises in industries that it believes offer reasonable opportunities for future growth, although JWCharles/CSG did not lead or co-manage any IPOs or other public offerings during 1996. Compensation for corporate finance services includes cash fees in the form of underwriting commissions and, in certain situations, stock purchase warrants, direct equity positions, or consulting fees.

     RESEARCH

     In 1995, the Company made a strategic decision to expand the scope of its Research Department (i) to provide coverage on a broader range of companies and (ii) to increase the availability and use of in-house research by the Company's retail oriented registered representatives by fostering increased coordination among the research, syndicate, sales and marketing and corporate finance departments. At February 28, 1997, the JWCharles/CSG Research Department was staffed by a Director of Research and Institutional Sales, five research analysts and one institutional sales person.

     SYNDICATE

     The JWCharles/CSG Syndicate Department, located in the Company's New York City office, coordinates the Company's participation in underwriting syndicates or selling groups of other underwriters and assists the Company in obtaining participation from other firms in JWCharles/CSG managed underwritings. During 1996 the Company participated as an underwriter, dealer or selling group member in a variety of common and preferred equity offerings, although JWCharles/CSG did not lead or co-manage any IPOs or other public offerings during 1996.

PRINCIPAL TRANSACTIONS

     MARKET MAKING

     The Company's market making activities are coordinated through JWC Clearing, which currently acts as a market maker for approximately 60 securities that are traded in the over-the-counter securities market. In such capacity, it facilitates trading in select securities by buying and selling securities as a principal for its own account, rather than as an agent for the accounts of its customers.

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

EMPLOYEES; REGISTERED REPRESENTATIVES; BRANCH OFFICES

     As of December 31, 1996, the Company and its subsidiaries had a total of approximately 250 salaried employees and 500 registered representatives. Of these totals, approximately 280 registered representatives are independent contractors affiliated with one of the 90 affiliated, but independently owned and operated, CSG and DMG branch offices.

     The Company has chosen to focus on the development and expansion of its retail brokerage business primarily through the acquisition or establishment of additional CSG affiliated branch offices (which number increased to 88 from 66 during 1996) and the recruitment of in-house employee registered representatives for JWC Securities.


COMPETITION

     The Company competes with numerous investment banking and brokerage firms, consulting firms, and financial service companies that are larger, better financed, have longer operating histories, and, in some instances, offer a range of financial and other services to clients that exceed the services offered by the Company. In addition, there is increasing competition from other businesses that now offer financial services, such as commercial banking and insurance companies and certain accounting firms.
The principal competitive factors in the securities industry are the quality and ability of professional personnel, the relative prices of services and products offered, and the efficiency of back office operations. The Company has tried to position itself competitively by targeting its investment banking services to smaller companies and providing competitively priced products and services. Additionally, the Company has targeted markets that it believes are not adequately served by, and are not a primary focus of, most of these other larger firms. The Company believes that its clearing services and back office support agreements with Bear Stearns provides it additional ability to compete with larger firms.

REGULATION

     The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. The Securities and Exchange Commission is the federal agency charged with the administration of most of the federal securities laws. Much of the regulation of the securities industry, however, has been assigned to various self regulatory organizations ("SRO's"), principally the NASD, and in the case of NYSE member firms, the NYSE. The SRO's, among other things, promulgate regulations and provide oversight in areas of
(i) sales practices, (ii) trade practices among broker-dealers,
(iii) capital requirements, (iv) record keeping and (v) conduct of employees and affiliates of member organizations. In addition to promulgating regulations and providing oversight, the SEC and the SRO's have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Furthermore, new legislation, changes in the rules and regulations promulgated by the SEC and SRO's, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers.


ITEM 2. PROPERTIES.

     The Company owns no real property. The Company leases its corporate offices and operations facilities from an unaffiliated company. Its corporate offices and operations facilities are located at 980 North Federal Highway, Boca Raton, Florida 33432, where it occupies approximately 16,000 square feet of space. JWC Securities branch offices are also leased premises, comprising an aggregate of approximately 45,000 square feet of office space in several cities. The Company believes that its office facilities are adequate for its current and reasonably foreseeable operations.

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

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on The Nasdaq Small-Cap Market under the symbol "KORP." The following table sets forth for the periods indicated the quarterly high and low sales price information related to trading in the Company's common stock. Such information has been obtained from Nasdaq. All per share prices have been adjusted to reflect the Company's three-for-two stock split effected in the form of a 50% stock dividend on February 7, 1997.

                                                  High Sales Price        Low Sales Price
                                                  ----------------        ---------------
                     1997:
                     First Quarter
                     (through February 28, 1997)      $12.50                $   7.17

                     1996:
                     Fourth Quarter                   $ 7.67                $  3.83
                     Third Quarter                    $ 5.00                $  3.17
                     Second Quarter                   $ 5.08                $  3.08
                     First Quarter                    $ 3.33                $  2.75



                     1995:
                     Fourth Quarter                   $ 3.17                $  2.42
                     Third Quarter                    $ 2.75                $  2.17
                     Second Quarter                   $ 2.75                $  2.17
                     First Quarter                    $ 3.42                $  2.42


         The closing sales price for the Company's common stock on March 25, 1997 was $8.50.

     There were approximately 150 holders of record of the Company's common stock as of March 25, 1997. Investors who beneficially own common stock that is held in street name by brokerage firms are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, the Company believes that the actual number of individual beneficial owners of its common stock exceeds 750.

     The Company is authorized to issue 9,056,000 shares of common stock. The holders of shares of common stock are not entitled to cumulative voting and do not have any pre-emptive rights to subscribe to any securities of the Company.

     No cash dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate payment of common stock dividends in the foreseeable future. The Company has adopted a policy of cash preservation for future use in the business, although the declaration and payment of cash dividends on the common stock is not subject to legal restrictions on the Board's authority.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                   Year Ended December 31,
                                  ----------------------------------------------------------------------------------
                                         1996             1995             1994            1993             1992
                                         ----             ----             ----            ----             ----
STATEMENT OF INCOME DATA:
Total revenues                    $   91,020,000   $   80,041,000   $   60,471,000   $  50,066,000    $   39,723,000
Income before cumulative effect
  of change in accounting         $    6,025,000   $    3,810,000   $    3,300,000   $    3,114,000   $    3,135,000
  principle
Cumulative effect of change in
  accounting principle            $            -   $            -   $            -   $      658,000   $            -
Net income                        $    6,025,000   $    3,810,000   $    3,300,000   $    3,772,000   $    3,135,000

PER SHARE:
Income before cumulative effect
  of change in accounting         $         1.27   $          .63   $          .56   $          .51   $          .47
  principle
Cumulative effect of change in
  accounting principle            $            -   $            -   $            -   $          .11   $            -
Net income                        $         1.27   $          .63   $          .56   $          .62   $          .47
Weighted average common
  shares outstanding                   4,744,882        6,025,101        5,907,886        5,941,010        6,158,097


                                                               At December 31,
                                  ----------------------------------------------------------------------------------
                                        1996             1995             1994             1993             1992
                                        ----             ----             ----             ----             ----
STATEMENT OF FINANCIAL
  CONDITION DATA:
Cash and cash equivalents         $   11,836,000   $    8,597,000   $    5,401,000   $    3,289,000   $    2,884,000
Total assets                      $  127,331,000   $  115,214,000   $   82,218,000   $   77,564,000   $   50,030,000
Short-term borrowings from
  banks                           $   17,375,000   $   28,138,000   $    7,303,000   $   20,271,000   $   10,936,000
Notes payable to affiliates       $    8,625,000   $    3,500,000   $    5,161,000   $    2,661,000   $      161,000
Total liabilities                 $  111,959,000   $   98,643,000   $   69,459,000   $   67,454,000   $   42,897,000
Redeemable preferred stock        $            -   $            -   $            -   $            -   $      519,000
Mandatorily redeemable common
   stock                          $            -   $    7,013,000   $            -   $            -   $            -
Total stockholders' equity        $   15,372,000   $    9,558,000   $   12,759,000   $   10,110,000   $    6,614,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the years ended December 31, 1996, 1995 and 1994. The discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes, and with the other financial information appearing herein. See Item 8.

     Certain statements included or incorporated by reference in this Form 10-K, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the impact of general economic conditions on the capital markets; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to the Company or its subsidiaries; fluctuations in interest rates; increased levels of competition; and other factors referred to in this Form 10-K. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RESULTS OF OPERATIONS -- THREE YEARS ENDED DECEMBER 31, 1996

     1996 represented the Company's thirteenth consecutive year of record revenues. The Company's results of operations for both 1996 and 1995 were buoyed by a vibrant and rising stock market. Substantially all of the Company's business lines turned in strong performances for these years, particularly when compared to fiscal 1994.

                                                                     Year Ended December 31,
                                                  ----------------------------------------------------------
                                                    1996     % Increase      1995      % Increase     1994
                                                  (000's)    (Decrease)    (000's)     (Decrease)   (000's)
                                                  ----------------------------------------------------------
       Revenues:
       Commissions                                $42,945           6      $40,566          76      $22,984
       Market making and principal
         transactions, net                         24,315          31       18,604        (15)       21,971
       Interest                                     9,625          32        7,279          56        4,678
       Clearing fees                               11,463          13       10,176          38        7,371
       Other                                        2,672        (21)        3,416         (1)        3,467
                                                  ---------------------------------------------------------
            Total Revenues                        $91,020          14      $80,041          30      $60,471
                                                  =========================================================

       Number of registered representatives          496          (3)         511            -         511
       Number of branch offices                      103           27          81           14          71


                                                                    Year Ended December 31,
                                                  ---------------------------------------------------------
                                                   1996      % Increase    1995       % Increase    1994
                                                  (000's)    (Decrease)   (000's)     (Decrease)   (000's)
                                                  ---------------------------------------------------------
       Expenses:
       Commissions and clearing costs             $47,229          12      $42,160          41      $29,890
       Employee compensation and benefits          14,911           8       13,820          18       11,754
       Occupancy and equipment rental               4,520           8        4,206          17        3,607
       Communications                               3,809         (2)        3,867          23        3,146
       General and administrative                   8,431          27        6,647          29        5,146
       Interest                                     3,888          27        3,054          81        1,685
                                                  ---------------------------------------------------------
             Total Expenses                       $82,788          12      $73,754          34      $55,228
                                                  =========================================================

         Total revenues of $91,020,000 recorded in 1996, a record for any fiscal year in the Company's history, increased 14% over last year's previous record of $80,041,000. During 1996 and 1995 the Company experienced increases in almost all revenue categories; the sole exception being other income. The reduction in other income, which consists primarily of fee income, was lower in 1996 and 1995 primarily as a result of a reduction in the Company's managed or co-managed underwriting activities in 1996 as compared to 1995 and in 1995 as compared to 1994. Growth in the other revenue categories was primarily due to heightened client activity, both retail and clearing, associated with 1996's and 1995's vibrant and rising stock market.

     Market making and principal transactions, which represents the net realized and unrealized gain or loss experienced from trading or otherwise acting as principal in securities transactions, represented approximately 27%, 23% and 36% of total revenues in 1996, 1995 and 1994, respectively. The reduction from 1994 to 1995 in market making and principal activities in both absolute and percentage terms is primarily the result of a shift in the mix of the Company's business between these two periods primarily due to (i) changes in rules and regulations governing this type of activity which made it less profitable and
(ii) an effort on the Company's part to reduce its dependence on this type of activity. The increase in market making and principal transactions in both absolute and percentage terms during 1996 is primarily due to realized gains of approximately $3.1 million in the 1996 period related to the exercise and/or sale of warrant securities received by the Company in connection with its past underwriting activities.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades) increased, reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor"), in 1996, 1995 and 1994 were 70%, 71% and 66%, respectively. The Company believes that the Clearing Factor has now leveled off at approximately 70% after having increased to 71% in 1995 from 66% in 1994 as a result of (i) an increase in the average production per registered representative, which resulted in a higher percentage payout and (ii) an increase in the percentage of the Company's commission business being cleared through Bear Stearns as compared to JWC Clearing. (Clearing costs paid to Bear Stearns are recorded as an expense whereas clearing costs paid to JWC Clearing are eliminated in consolidation.)

     The Company believes that its Clearing Factor is representative of the prevailing experience in the industry. The major component is commission rates, and the Company's commission rates for its independent affiliated branch office registered representatives and its in-house employee registered representatives are comparable with that paid by other firms in the securities brokerage industry (typically ranging from 80% to 90% for registered representatives in affiliated branch offices and 30% to 50% for its in-house employee registered representatives, depending upon production levels). Affiliated branch office registered representatives (who are not employees of the Company, and who comprise the majority of the Company's registered representatives) receive higher commissions from the Company than registered representatives who are Company employees, which reflects that each affiliated branch office is responsible for its own overhead. Accordingly, the Company's overhead attributable to non-employee registered representatives is less than the overhead attributable to the Company's employee registered representatives. As a result, the Company's margin is not adversely affected by engaging additional affiliated branch office, non-employee registered representatives (and paying them higher commissions) as opposed to hiring in-house employee registered representatives.

     Comparative employee compensation and benefits, occupancy and equipment rental and general and administrative expenses reflect the costs associated with the Company's overall business growth.

     Interest income consists primarily of interest earned on receivables from customers, securities owned and customer money market fund balances. Interest expense consists primarily of interest incurred on short-term borrowings and notes payable used to finance JWC Clearing receivables from customers and securities owned. Both have increased in each of the past three years, and in each case the increase is primarily a result of: (i) a general increase in interest rates experienced from 1994 through 1995 and
(ii) an increase in the average outstanding loan balances used to fund increased customer balances from 1994 to 1996, reflecting the Company's overall business growth.


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

     At December 31, 1996, the Company had stockholders' equity of $15,372,000, representing an increase of $5,814,000 from December 31, 1995, and the Company had cash and cash equivalents of $11,386,000. The Company also has an aggregate of $5,000,000 of borrowing capacity under bank lines of credit described below.

     The Company believes that its current borrowing arrangements (which are discussed below), combined with anticipated levels of internally generated funds, will be sufficient to fund its financial requirements for the foreseeable future, based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. Should the Company significantly expand either its market making activities or its underwriting of securities on a "firm-commitment" basis, however, the Company may need to obtain additional capital to support such activities and to comply with regulatory requirements. The Company is not dependent upon raising additional capital in order to maintain its current levels of operations, and therefore does not propose to raise additional capital unless it is available on acceptable terms.
If the Company should find that its ability to generate funds internally is insufficient to satisfy its future capital needs, the Company will require additional financing from outside sources.


     BANK LINES OF CREDIT

     On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At March 25, 1997, there was no balance outstanding under the Wilmington Facility.

     In connection with the Wilmington Facility, the Company entered into a Marketing Agreement with Wilmington Trust FSB (the "Wilmington Marketing Agreement") and granted W T Investments, Inc. a warrant to purchase, giving effect to adjustments for the Company's 3-for-2 stock split, up to 600,000 shares of the Company's common stock at any time prior to December 31, 2002 (the "Wilmington Warrant"). The exercise price per share, as adjusted for the stock split, is the greater of $3.67 or an amount equal to the sum of total (i) gross revenues multiplied by
 .175 plus (ii) earnings before tax multiplied by 2.5 and divided by the weighted average number of common shares outstanding based upon the Company's audited financial statements. At December 31, 1996, the Wilmington Warrant exercise price per share was approximately $11.00. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

     On December 18, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The SunTrust Facility matures on April 30, 1999, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust Facility bear interest at the prime rate of interest as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $9,000,000, plus 75% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At March 25, 1997, there was no balance outstanding under the SunTrust Facility.

     In connection with the SunTrust Facility, the Company entered into a Marketing Agreement with SunTrust (the "SunTrust Marketing Agreement") and granted SunTrust Banks, Inc. a warrant to purchase, giving effect to adjustments for the Company's 3-for-2 stock split, 37,500 shares of the Company's common stock at any time prior to December 31, 2002. The exercise price per share, as adjusted for the stock split, is $6.67. The SunTrust
Marketing Agreement provides that the Company will market certain products and services, through the Company's participation as an underwriter or selling group member of various municipal finance offerings underwritten by SunTrust Capital Markets, Inc. to the Company's brokers, clients and prospects.

     GILMAN/CMG OBLIGATIONS AND OTHER

     From December 1992 until June 11, 1996 (when the Company accelerated its repurchase of the shares of common stock held by
GCMG), Gilman CMG, Inc. or its affiliates (collectively "GCMG") had owned up to 49% of the Company's outstanding common stock, and the Company had borrowed an aggregate of $5,000,000 from GCMG. On May 15, 1995, as part of a transaction for the Company's repurchase over time of its common stock owned by GCMG, the Company and GCMG entered into a loan agreement (the "Gilman Loan") that converted the Company's then outstanding indebtedness to GCMG to a $5,000,000 term loan, bearing interest at a rate of 10% per annum. At December 31, 1996, $2,500,000 was outstanding under the Gilman Loan, with principal payable in equal quarterly installments of $250,000 due on January 15, April 15, July 15 and October 15, of each year until paid in full. Interest accrues on the principal outstanding from time to time and is payable quarterly on the same dates that principal payments are required. The Company has the option to prepay principal, in whole or in part at any time, without premium or penalty.

     As part of the May 15, 1995 transaction, the Company entered into a Stock Repurchase Agreement (the "Old Agreement") with GCMG to repurchase all of the Company's common stock then held by GCMG in amounts each year, beginning April 15, 1996, equal to 50% of annual net income, as defined, until all the GCMG stock was repurchased. In connection with this transaction, the Company reclassified $5,978,000, representing $2.08 per share of the stock owned by GCMG, from additional paid-in capital and retained earnings to mandatorily redeemable common stock to reflect the terms of the Old Agreement. The difference between the initially recorded cost of the mandatorily redeemable common stock and the adjusted purchase price was accreted to mandatorily redeemable common stock through a direct charge to retained earnings.

     On June 11, 1996, the Company entered into an Amended and Restated Stock Repurchase Agreement (the "New Agreement") with GCMG for, and simultaneously consummated, an accelerated repurchase of all of the Company' shares of common stock owned by GCMG and subject to the Old Agreement. Including the amount that had been paid pursuant to the Old Agreement to repurchase 473,265 shares as of April 15, 1996, the Company repurchased all the shares from GCMG for the total consideration of a promissory note in the principal amount of $6,125,000 (the "New Loan")and $1,155,000 in cash. The New Loan bears interest, which is payable quarterly, at a rate of 10% per annum. Beginning April 15, 1997, the Company is obligated to make principal payments each year in an amount equal to 50% of annual net income, as defined, until the New Loan is repaid in full. The New Loan contains a balloon payment feature requiring, without regard to the above formula, that the entire outstanding principal balance be repaid in full on April 15, 2000. The New Loan is prepayable, in whole or in part, at any time by paying GCMG a prepayment penalty equal to 10% of the prepayment amount. Simultaneous with the execution of the New Agreement, $6,125,000 was reclassified from mandatorily redeemable common stock to notes payable to affiliate.

     In its capacity as a co-general partner in an affiliated real estate limited partnership, the Company has guaranteed certain partnership indebtedness. Additionally, under applicable partnership law, as a co-general partner, the Company is contingently liable for any obligations of such limited partnership that remain unpaid after any dissolution of the partnership. The Company has not made any provision in its financial statements for the possible effect on the Company's financial condition of the above guarantees or the Company's contingent liability as a co-general partner of its affiliated partnership. The Company does not expect to incur any significant losses or obligations that may materially affect the Company's liquidity or financial condition as a result of these matters.

     BROKER-DEALER CAPITAL REQUIREMENTS

     CSG, DMG, JWC Securities and JWC Clearing are subject to the Securities and Exchange Commission's Uniform Net Capital Rule
(Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital and requires that CSG's, DMG's and JWC Securities' ratio of aggregate indebtedness to net capital (excess net capital), as defined by the Rule, not exceed 15 to 1. JWC Clearing has elected to comply with the "alternative net capital requirement" of Rule 15c3-1, which requires net capital equal to or greater than 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. Additionally, JWC Clearing is subject to the minimum net capital requirements of the NYSE, which provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of December 31, 1996, CSG, JWC Securities and DMG had net capital of $1,476,000, $2,153,000 and $317,000 and excess net capital of $1,226,000, $1,903,000 and $217,000, respectively, each of which complied with the applicable requirements of Rule 15c3-
1. At December 31, 1996, JWC Clearing's net capital was 11.9% of aggregate debit balances as compared with the minimum of 2%, and its Rule 15c3-1 net capital of $12,863,000 was $10,703,000 in excess of required net capital.

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


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
      ON FORM 8-K.

(a) The following documents are filed as part of this report:

               (1) The following consolidated financial statements of JW Charles Financial Services, Inc. and subsidiaries are included in Part II - Item 8 of this Form 10-K:

                  Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

                  Consolidated Statements of Income For the Years Ended December 31, 1996, 1995 and 1994.

                  Consolidated Statements of Stockholders' Equity For the
                  Years
                  Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows For the Years Ended December 31, 1996, 1995 and 1994

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

               (3) Exhibits included herein:

                          Exhibit
                          Number        Description
                          -------       -----------
                           3(a)         Restated Articles of Incorporation (incorporated by reference to                  *
                                        Exhibit 3 to the Company's Current Report on Form 8-K dated
                                        November 1, 1990).

                           3(b)         Articles of Amendment to Restated Articles of Incorporation                       *
                                        (incorporated by reference to Exhibit 3(b) to the Company's
                                        Annual Report on Form 10-K for the fiscal year ended December
                                        31, 1993).

                           3(c)         Articles of Amendment to Restated Articles of Incorporation                       *
                                        (incorporated by reference to Exhibit 3(c) to the Company's
                                        Annual Report on Form 10-K for the fiscal year ended December
                                        31, 1994).

                           3(d)         By-Laws (incorporated by reference to Exhibit D to Amendment No.                  *
                                        1 to Registrant's Registration Statement of Form S-18 (File
                                        Number 2-897713-A) filed with the Commission on May 2, 1984).

                           4(a)         Article III - Capitalization of the Company's Articles of                         *
                                        Incorporation (See Exhibit Number 3(b) above).

                          10(a)         Amended and Restated Agreement and Certificate of Limited                         *
                                        Partnership of The Depot Center, Ltd. (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for
                                        the fiscal year ended January 31, 1985).

                          10(b)         Agreement for Securities Clearance Services between Corporate                     *
                                        Securities Group, Inc. and Bear Stearns & Co., Inc.
                                        (incorporated by reference to Exhibit 10(d) to the Company's
                                        Amendment to Application or Report on Form 8-K dated October 3,
                                        1990).

                          10(c)         Amended and Restated Employment Agreement of Marshall T. Leeds                    *
                                        (incorporated by reference to Exhibit 10(e) to the Company's
                                        Annual Report on Form 10-K for the fiscal year ended December
                                        31, 1993).

                          10(d)         Loan Agreement between Gilman CMG, Inc. and JW Charles Financial                  *
                                        Services, Inc. Dated May 15, 1995 (incorporated by reference to
                                        Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for
                                        the fiscal quarter ended June 30, 1995).

                          10(e)         Promissory Note and Loan Agreement between JW Charles Financial                   *
                                        Services, Inc. and Wilmington Trust Company dated January 19,
                                        1996 (incorporated by reference to Exhibit 10(i) to the
                                        Company's Annual Report on Form 10-K for the fiscal year ended
                                        December 31, 1995).

                          10(f)         Common Stock Purchase Warrant issued to W T Investments, Inc.                     *
                                        Dated January 19, 1996 (incorporated by reference to Exhibit
                                        10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

                          10(g)         Amended and Restated Stock Purchase Agreement among JW Charles                    *
                                        Financial Services, Inc., Gilman CMG, Inc., Marshall T. Leeds
                                        and Joel E. Marks dated June 1996 (incorporated by reference to
                                        Item 7(c)(i) of the Company's Quarterly report on Form 10-Q for the period ending June 30, 1996)

                          10(h)         $6,125,000 Promissory Note issued by JW Charles Financial                         *
                                        Services, Inc. to Gilman CMG, Inc. dated June 1996 (incorporated by reference to Item 7(c)(ii) of the Company's Quarterly report on Form 10-Q for the period ending June 30, 1996).

                          10(i)         Revolving Loan Agreement between JW Charles Financial Services,
                                        Inc. and SunTrust Bank, South Florida, N.A. dated December 18,
                                        1996.

                          10(m)         Common Stock Purchase Warrant issued to SunTrust Banks, Inc.
                                        dated August 26, 1996.

                          21            Subsidiaries of the Registrant.

                          27            Financial Data Schedule (for SEC use only)

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


Date: March 28, 1997                  JW CHARLES FINANCIAL
SERVICES, INC.
                                               (Registrant)



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


/s/ Marshall T. Leeds                        Date: March 28, 1997
Marshall T. Leeds, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)
and Director


/s/ Joel E. Marks                            Date: March 28, 1997
Joel E. Marks, Vice Chairman,
Secretary (Principal Financial
and Accounting Officer) and Director


/s/ Stephen W. Cropper                       Date: March 28, 1997
Stephen W. Cropper, Director


/s/ John R. Faiella                          Date: March 28, 1997
John R. Faiella, Director


/s/ Wm. Dennis Ferguson                      Date: March 28, 1997
Wm. Dennis Ferguson, Director


/s/ Gregg S. Glaser                          Date: March 28, 1997
Gregg S. Glaser, Director


/s/ Joseph P. Robilotto                      Date: March 28, 1997
Joseph P. Robilotto, Director


/s/Michael B. Weinberg                       Date: March 28, 1997
Michael B. Weinberg, Director

                    ANNUAL REPORT ON FORM 10-K





                       ITEM 8 and 14(a)(1)

                       FINANCIAL STATEMENTS







                   YEAR ENDED DECEMBER 31, 1996

               JW CHARLES FINANCIAL SERVICES, INC.

                       BOCA RATON, FLORIDA
          JW Charles Financial Services, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Page

Consolidated Financial Statements
---------------------------------

Reports of Independent Certified Public Accountants

          Years Ended December 31, 1996 and 1995  . . . . . . F-2
          Year Ended December 31, 1994  . . . . . . . . . . . F-3

Consolidated Statements of Financial Condition  . . . . . . . F-4
          December 31, 1996 and 1995

Consolidated Statements of Income . . . . . . . . . . . . . . F-5
          Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity  . F-6
          Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows . . . . . . . . . . . . F-7
          Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements  . . . . . . . . . F-8



Financial Statement Schedules

All schedules are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

            Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of JW Charles Financial Services, Inc.


In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of JW Charles Financial Services, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Tampa, Florida
March 19, 1997

         Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
JW Charles Financial Services, Inc.

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of JW Charles Financial Services, Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of JW Charles Financial Services, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP


West Palm Beach, Florida
March 3, 1995

JW Charles Financial Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      December 31,
                                                                                1996                1995
                         ASSETS
Cash and cash equivalents                                               $     11,836,000    $      8,597,000
Commissions and other receivables from clearing brokers                        2,203,000           2,750,000
Receivable from customers, net of allowance for
 doubtful accounts of $421,000 and $667,000                                   98,610,000          81,438,000
Receivable from brokers and dealers                                            3,689,000           5,752,000
Securities owned, at market value                                              5,308,000          11,486,000
Furniture, equipment and leasehold improvements, net
 of accumulated depreciation and amortization of
 $1,162,000 and $962,000                                                       1,194,000           1,253,000
Deferred tax asset                                                             1,719,000           1,011,000
Other, net of allowance for doubtful accounts
 of $608,000 and $888,000                                                      2,772,000           2,927,000
                                                                         ---------------     ---------------
                                                                        $    127,331,000    $    115,214,000
                                                                         ===============     ===============
        LIABILITIES, MANDATORILY REDEEMABLE COMMON
             STOCK AND STOCKHOLDERS' EQUITY

Liabilities:
   Short-term borrowings from banks                                     $     17,375,000    $     28,138,000
   Accounts payable, accrued expenses and other liabilities                   10,441,000           8,911,000
   Payable to customers                                                       50,898,000          31,351,000
   Payable to brokers and dealers                                             24,136,000          22,210,000
   Securities sold, not yet purchased, at market value                           450,000           4,074,000
   Notes payable to affiliate (Notes 7 and 15)                                 8,625,000           3,500,000
   Income taxes payable                                                           34,000             459,000
                                                                         ---------------     ---------------
                                                                             111,959,000          98,643,000
                                                                         ---------------     ---------------
Mandatorily redeemable common stock                                              -                 7,013,000
                                                                         ---------------     ---------------
Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock, $.001 par value--authorized 5,000,000
     shares; no shares issued or outstanding                                      -                   -
  Common stock, $.001 par value--authorized 9,056,000
    shares; issued and outstanding 3,230,436 and 5,872,122
    shares at December 31, 1996 and 1995, respectively                             3,000               6,000
  Additional paid-in capital                                                     821,000             762,000
  Retained earnings                                                           14,548,000           8,790,000
                                                                         ---------------     ---------------
      Total stockholders' equity                                              15,372,000           9,558,000
                                                                        $    127,331,000    $    115,214,000
                                                                         ===============     ===============

      The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                      Year ended December 31,
                                                           1996                 1995                1994
Revenues:
   Commissions                                     $    42,945,000      $     40,566,000    $     22,984,000
   Market making and principal
    transactions, net                                   24,315,000            18,604,000          21,971,000
   Interest                                              9,625,000             7,279,000           4,678,000
   Clearing fees                                        11,463,000            10,176,000           7,371,000
   Other                                                 2,672,000             3,416,000           3,467,000
                                                      ------------          ------------        ------------
                                                        91,020,000            80,041,000          60,471,000
                                                      ------------          ------------        ------------
Expenses:
  Commissions and clearing costs                        47,229,000            42,160,000          29,890,000
  Employee compensation and  benefits                   14,911,000            13,820,000          11,754,000
  Occupancy and equipment rental                         4,520,000             4,206,000           3,607,000
  Communications                                         3,809,000             3,867,000           3,146,000
  General and administrative                             8,431,000             6,647,000           5,146,000
  Interest                                               3,888,000             3,054,000           1,685,000
                                                      ------------          ------------        ------------
                                                        82,788,000            73,754,000          55,228,000
                                                      ------------          ------------        ------------

Income before income taxes                               8,232,000             6,287,000           5,243,000
Provision for income taxes                               2,207,000             2,477,000           1,943,000
Net income                                           $   6,025,000       $     3,810,000      $    3,300,000
                                                      ============          ============        ============

Earnings per common share:
  Net income                                         $       1.27       $            .63       $         .56
                                                      ============          ============        ============
Weighted average common
 shares outstanding                                     4,744,882              6,025,101           5,907,886
                                                      ===========           ===========         ============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 JW Charles Financial Services, Inc. and Subsidiaries

                 Statements of Changes in Stockholders' Equity

                                                                                          Additional                         Total
                                       Preferred Stock            Common Stock             Paid-In         Retained    Stockholders'
                                    Shares         Amount       Shares     Amount          Capital          Earnings         Equity

                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1993        700,000   $   571,000     5,858,097  $   6,000     $  1,072,000    $  8,461,000    $ 10,110,000
  Issuance
of common stock upon
 exercise of stock options              -            -            3,000        -              4,000          -                4,000
  Net income                            -            -              -          -                -          3,300,000      3,300,000
  Cash flow distributions               -        (570,000)          -          -                -            -             (570,000)
  Mandatory preferred stock dividend    -            -              -          -                -            (85,000)       (85,000)
                                    --------   ------------    ---------   ---------    -------------    -------------    ----------
Balance at December 31, 1994        700,000         1,000    5,861,097       6,000       1,076,000       11,676,000     12,759,000
  Issuance of common stock upon
 exercise of stock options              -            -            2,250        -              3,000           -               3,000
Reinstatement of forfeited common
  stock                                 -            -            8,775        -                -             -                -
 Net income                             -            -              -          -                -          3,810,000      3,810,000
 Redemption of preferred stock     (700,000)       (1,000)          -          -                -             -              (1,000)
 Reclassification of mandatorily
  redeemable common stock               -            -              -          -            (317,000)     (5,661,000)    (5,978,000)
  Accretion of mandatorily
  redeemable common stock               -            -              -          -                -         (1,035,000)    (1,035,000)
                                   --------   ------------    ---------   ---------    -------------   -------------      ----------
Balance at December 31, 1995            -            -        5,872,122       6,000          762,000       8,790,000      9,558,000
 Issuance of common stock upon
 exercise of stock options              -            -          232,087        -              56,000          -              56,000
 Net income                             -            -              -          -                -          6,025,000      6,025,000
 Purchase of mandatorily
 redeemable common stock                -            -       (2,873,773)     (3,000)           3,000          -                -
Accretion of mandatorily
 redeemable common stock                -            -              -          -                -           (267,000)      (267,000)
                                   --------   ------------    ---------   ---------    -------------   --------------    -----------
Balance at December 31, 1996            -      $     -        3,230,436  $    3,000    $     821,000   $  14,548,000    $15,372,000
                                   ========   ============    =========  ==========    =============   =============    ===========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                          1996             1995             1994
OPERATING ACTIVITIES
   Net income                                                        $  6,025,000     $  3,810,000     $  3,300,000
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation and amortization on furniture,
      equipment and leasehold improvements                                264,000          246,000          183,000
     Amortization of other assets                                         535,000          668,000          127,000
     Loss on disposal of furniture, equipment and leasehold
      improvements                                                          7,000             -                -
    Provision for doubtful accounts                                          -             679,000          282,000
      Change in operating assets and liabilities:
        Commissions and other receivables from clearing brokers           547,000          150,000       (1,507,000)
        Receivable from customers                                     (17,172,000)      (31,984,000)      (2,546,000)
        Receivable from brokers and dealers                             2,063,000           232,000          (14,000)
        Securities owned                                                6,178,000          (148,000)       4,130,000
        Deferred tax asset                                               (708,000)         (651,000)         237,000
        Other assets                                                     (380,000)        1,513,000       (2,867,000)
        Accounts payable, accrued expenses and other liabilities        1,530,000        2,331,000           221,000
        Payable to customers                                           19,547,000         1,063,000        7,317,000
        Payable to brokers and dealers                                  1,926,000         6,055,000        2,118,000
        Securities sold, not yet purchased                             (3,624,000)         (874,000)       2,964,000
        Income taxes payable                                             (425,000)          459,000         (133,000)
                                                                     ------------      ------------      -----------
          Net cash provided (used) by operating activities             16,313,000       (16,451,000)      13,812,000

INVESTING ACTIVITIES
   Purchases of furniture, equipment and leasehold improvements          (312,000)        (529,000)        (567,000)
   Disposition of furniture, equipment and leasehold improvements         100,000           24,000              -
                                                                     ------------      -----------        ---------
          Net cash (used) by investing activities                        (212,000)        (505,000)        (567,000)
                                                                     ------------      -----------        ---------

FINANCING ACTIVITIES
   Change in short-term borrowings from banks                         (10,763,000)      21,811,000      (12,968,000)
   Change in notes payable to affiliate                                (1,000,000)      (1,661,000)       2,500,000
   Repurchase of mandatorily redeemable common stock                   (1,155,000)           -                -
   Issuance of common stock                                                56,000            3,000            4,000
   Cash flow distributions and redemptions of preferred stock                -              (1,000)        (570,000)
   Mandatory preferred stock dividends paid                                  -               -              (99,000)
                                                                     ------------      -----------        ---------
          Net cash provided (used) by financing activities            (12,862,000)      20,152,000      (11,133,000)
                                                                     ------------      -----------        ---------

Net increase in cash and cash equivalents                               3,239,000        3,196,000        2,112,000
Cash and cash equivalents at beginning of year                          8,597,000        5,401,000        3,289,000
                                                                     ------------      -----------        ---------
Cash and cash equivalents at end of year                             $ 11,836,000     $  8,597,000     $  5,401,000
                                                                     ============      ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
   Interest                                                          $  3,814,000     $  2,885,000     $  1,743,000
                                                                     ============     ============     ============

   Income taxes                                                      $  3,886,000     $  2,404,000     $  1,918,000
                                                                     ============     ============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES During fiscal 1995, the Company reinstated 8,775 shares of common stock originally forfeited in fiscal 1992.

During fiscal 1996, the Company redeemed mandatorily redeemable common stock in the amount of $6,125,000 by using an unsecured promissory note payable to an affiliate for an equal amount.

During fiscal 1996, the Company issued 277,500 shares of common stock relating to options exercised for which the consideration received was 86,288 shares of common stock.

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   Nature of Business and Summary of Significant Accounting Procedures:

     Operations

     JW Charles Financial Services, Inc. ("JWCFS" and the "Company"), formerly Corporate Management Group, Inc., was incorporated in the State of Florida on December 19, 1983, and through its subsidiaries is primarily engaged in the securities brokerage and investment banking business.

     Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of JW Charles Financial Services, Inc. and its subsidiaries, Corporate Securities Group, Inc. ("CSG"), JW Charles Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp. ("JWC Clearing"), CMG Capital Corp., First Investors Life Agency, Inc., DMG Securities, Inc. ("DMG") and Discount Securities Group, Inc. JWCFS does not have any significant assets or liabilities other than investments in subsidiaries and notes payable to affiliates. JWCFS functions principally as a holding company and, therefore, it does not have any operations that are material to the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

     Securities Owned and Securities Sold, Not Yet Purchased

     Securities owned, which are readily marketable and securities sold, not yet purchased are recorded at market value. Securities sold, not yet purchased represent obligations to the Company to deliver specified securities at the contracted prices, thereby creating a liability to purchase the securities at prevailing market prices. Securities owned, which are not readily marketable, are valued at fair value as determined by management. The resulting difference between cost and market (or fair value) is included in income.

     Furniture, Equipment and Leasehold Improvements

     Furniture, equipment and leasehold improvements are recorded at cost. Depreciation and amortization on furniture, equipment and leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.


     Transaction Reporting

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

     Securities transactions and the related revenues and expenses are recorded in the accounts on trade date. Clearing fees include service charges, execution fees and commissions on order flow.

     Earnings Per Common Share

     Earnings per common share is based upon the weighted average number of common stock and common stock equivalents outstanding during the periods. The effect of common stock equivalents on the Company's primary and fully diluted earnings per share is immaterial.
     Earnings available for common stockholders has been reduced by the amount of mandatory preferred stock dividends, if any (see Note 13), but has not been reduced by the amount of accretion of mandatorily redeemable common stock (see Note 15). Stock repurchasable pursuant to the mandatorily redeemable common stock agreement is included in the weighted average number of common shares outstanding until redeemed.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash, including cash in banks and money market funds.

     Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") during 1996. Upon adoption of SFAS 123, the Company has retained the intrinsic value method of accounting for stock-based compensation and has disclosed pro forma net income and earnings per common share amounts.

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

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

3.   Receivable from and Payable to Brokers and Dealers:

     Amounts receivable from and payable to brokers and dealers consist of the following:

                                                                                 December 31,
                                                                            1996             1995
             Receivable:
               Securities failed to deliver                            $   780,000       $  3,713,000
               Deposits on securities borrowed                           2,347,000            977,000
               Other amounts due from brokers and dealers                  562,000          1,062,000
                                                                       -----------       ------------
                                                                       $ 3,689,000       $  5,752,000
                                                                       ===========       ============
             Payable:
               Securities failed to receive                            $   776,000       $  1,642,000
               Deposits on securities loaned                            18,049,000         17,719,000
               Other amounts due to brokers and dealers                  5,311,000          2,849,000
                                                                       -----------       ------------
                                                                       $24,136,000       $ 22,210,000
                                                                       ===========       ============


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

5.   Securities Owned and Securities Sold, Not Yet Purchased:

     Securities owned and securities sold, not yet purchased consist of securities, at market value, as follows:

                                                                       December 31,
                                                                  1996              1995
  Securities owned:
     U.S. Government obligations                           $   1,057,000      $    3,843,000
     State and municipal government obligations                1,837,000           2,877,000
     Corporate obligations                                       510,000           3,312,000
     Corporate stocks                                          1,243,000             821,000
     Non-marketable                                              416,000             560,000
     Other                                                       245,000              73,000
                                                           -------------      --------------
                                                           $   5,308,000      $   11,486,000
                                                           =============      ==============

                                                                      December 31,
                                                                 1996               1995

  Securities sold, not yet purchased:
    U.S. Government obligations                            $      85,000      $    3,175,000
    Corporate stocks                                             171,000             736,000
    State and municipal government obligations                    99,000             105,000
    Other                                                         95,000              58,000
                                                           -------------      --------------
                                                           $     450,000      $    4,074,000
                                                           =============      ==============

6.   Short-Term Borrowings from Banks:

     Borrowings under the Company's financing agreement with a bank bear interest based upon the federal funds rate, are restricted to a percentage of the market value of the related collateral securities, and are due on demand. At December 31, 1996, 1995 and 1994 approximately $17,375,000, $28,138,000 and $5,862,000, respectively, were outstanding under this arrangement. The market value of the collateral relating to this arrangement was approximately
$20,000,000, $50,000,000 and $9,000,000 at December 31, 1996, 1995
and 1994, respectively, including customer margin account securities of approximately $9,000,000, $40,000,000 and $7,000,000, respectively. The maximum and average amounts outstanding during the year ended December 31, 1996 were approximately $38,000,000 and $22,000,000, respectively ($28,000,000 and $12,000,000, respectively, for the year ended December 31, 1995, and $18,000,000 and $10,000,000, respectively, for the year ended December 31,1994).
The average interest rates during the same periods were 6.3%, 6.8% and 5.9%, respectively.

7.   Notes Payable to Affiliate:

     On May 24, 1993, the Company issued a $2,500,000 unsecured promissory note to Gilman Securities Corporation ("Gilman"), an affiliate of a principal stockholder of the Company, and on March 31, 1994, the Company issued a second $2,500,000 unsecured promissory note to Gilman (collectively, the "Note"). The Note bears interest at the per annum rate of 1% above the prime rate of Morgan Guaranty & Trust Company (8.5% at December 31, 1994). On May 15, 1995, the Company and Gilman amended the terms of the Note.
The amended Note provided for a principal payment of $1,000,000 in May 1995 and quarterly principal payments beginning July 15, 1995. Interest is payable quarterly at the per annum rate of 10%. Under the terms of the amended Note, the Company is restricted from entering into new commitments or borrowings, outside of the ordinary course of business, over specified amounts. At December 31, 1996 and 1995, $2,500,000 and $3,500,000, respectively, was outstanding under the Note and is included in notes payable to affiliate on the accompanying consolidated statements of financial condition. Aggregate annual future payments due on the Note are as follows:

     1997                           $       1,000,000
     1998                                   1,000,000
     1999                                     500,000
                                    -----------------
                                    $       2,500,000
                                    =================
     The Company recorded interest expense of approximately $637,000, $420,000 and $365,000 for the years ended December 31, 1996, 1995 and 1994, respectively, related to notes payable to affiliate.

8.   Estimated Fair Value of Financial Instruments:


     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of the fair value of financial instruments, including assets and liabilities recognized and not recognized in the consolidated statements of financial condition.

     The Company's securities owned, which are readily marketable, and securities sold, not yet purchased are carried at market value. Management estimates that the aggregate net fair value of other financial instruments recognized on the consolidated statements of financial condition (including cash and cash equivalents, receivables and payables, and short-term borrowings) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to repricing.



9.   Commitments and Contingencies:

     In the normal course of business, the Company enters into underwriting commitments. There were no outstanding underwriting commitments at December 31, 1996, 1995 and 1994.

     The Company leases its operations headquarters, branch offices and certain equipment under operating leases that generally allow for renewal and are in effect for various terms through 2001. Lease expense with respect to operating leases for the years ended
December 31, 1996, 1995 and 1994 approximated $1,448,000, $1,559,000 and $1,273,000, respectively.

     Based upon long-term noncancelable leases and other contractual commitments, the future minimum commitments as of December 31, 1996 are as follows:

                              1997      $    1,406,000
                              1998           1,347,000
                              1999           1,263,000
                              2000           1,271,000
                              2001             315,000
                              Thereafter        84,000
                                           -----------
                                        $    5,686,000
                                           ===========

     Included in other assets in the accompanying consolidated statements of financial condition at December 31, 1996 and 1995 are investments in real estate partnerships of $42,000 and $43,000, respectively.
Under applicable partnership law, the Company, as co-general partner, is contingently liable for any obligations of these real estate limited partnerships that remain unpaid after any dissolution of the partnerships. The Company has not made any provision in the consolidated financial statements for the possible effect on the Company's financial condition of the Company's contingent liability as a co-general partner of its affiliated partnerships. The Company does not expect to incur any losses or obligations that will have a material adverse effect on its financial position or results of operations.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

10.  Income Taxes:

     The provision (benefit) for income taxes consists of:

                                                                                      Year ended
                                                                                     December 31,
                                                                       1996              1995               1994
                 Current provision:
                    Federal                                     $    2,823,000    $    2,829,000     $    1,457,000
                    State                                              535,000           299,000            249,000
                                                                --------------    --------------      -------------
                                                                     3,358,000         3,128,000          1,706,000
                                                                --------------    --------------      -------------
                 Deferred (benefit) provision:
                    Federal                                           (998,000)         (589,000)           202,000
                    State                                             (153,000)          (62,000)            35,000
                                                                --------------    --------------      -------------
                                                                    (1,151,000)         (651,000)           237,000
                                                                --------------    --------------      -------------
                                                                $    2,207,000    $    2,477,000     $    1,943,000
                                                                ==============    ==============     ==============

     At December 31, 1996, the Company has a net operating loss ("NOL") carryforward of approximately $1,000,000 for income tax purposes that expires in 2005. The NOL carryforward, which was acquired by merger in 1990, is limited under the separate return limitation year rules. It is anticipated that the Company will generate sufficient future taxable income to realize the deferred income tax asset.
Accordingly, as management believes it is more likely than not that the deferred income tax asset will be realized, the remaining valuation allowance was reversed in 1996.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of December 31 are as follows:

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

                                                                       1996              1995
                    Reserve for bad debts                        $    476,000     $    735,000
                    Contingency accruals                              972,000          438,000
                    Net operating loss carryforward                   302,000          821,000
                    Other                                              44,000            8,000
                                                                 ------------     ------------
                    Gross deferred tax asset                        1,794,000        2,002,000
                                                                 ------------     ------------
                    Advances to brokers                                  -            (155,000)
                    Other                                             (75,000)         (15,000)
                                                                 ------------     ------------
                    Gross deferred tax liability                      (75,000)        (170,000)
                                                                 ------------     ------------
                    Valuation allowance                                  -            (821,000)
                                                                 ------------     ------------
                    Net deferred tax asset                       $  1,719,000     $  1,011,000
                                                                 ============     ============

     The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:

<CAPTION?
                                                                                  December 31,
                                                                   1996              1995               1994
          Tax at statutory rates                                  34.0%             34.0%              34.0%
          Increase (decrease) resulting from:
            Effect of state income tax                             2.4               3.6                3.6
            Effect of reversal of valuation
              allowance                                          (10.0)               -                -
            Effect of exercise of nonqualified
              stock options                                       (0.7)               -                -
            Effect of nondeductible travel
              and entertainment                                    1.0               1.3               -
            Other                                                  0.1               0.5               (0.6)
                                                                 ------            ------             ------
                                                                  26.8%             39.4%              37.0%
                                                                 ======            ======             ======

11.         Net Capital and Reserve Requirements:

     The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange
Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange, Inc. ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. Net capital positions of the Company's broker-dealer subsidiaries were as follows:

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

                                                                                 December 31,
                                                                             1996                 1995
     JWC Clearing (alternative method elected):
        Net capital as a percent of aggregate debit items                        11.9%                 10.1%
        Net capital                                                      $  12,863,000         $   8,742,000
        Required net capital                                             $   2,160,000         $   1,735,000
     CSG:
        Ratio of aggregate indebtedness to net capital                            1.86                  1.46
        Net capital                                                      $   1,476,000         $   2,160,000
        Required net capital                                             $     250,000         $     250,000

    JWC Securities:
        Ratio of aggregate indebtedness to net capital                            1.53                  1.91
        Net capital                                                      $   2,153,000         $   1,372,000
        Required net capital                                             $     250,000         $     250,000

    DMG:
        Ratio of aggregate indebtedness to net capital                            1.14                   .57
        Net capital                                                      $     317,000         $     453,000
        Required net capital                                             $     100,000         $     100,000

     JWC Clearing is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 which specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the rule and as required by the NYSE. At December 31, 1996 and 1995, JWC Clearing had no requirement to segregate funds under the rule.

     JWC Securities, CSG and DMG are exempt from the provisions of Rule 15c3-3, since they clear all transactions with and for customers on a fully-disclosed basis with affiliated and unaffiliated clearing brokers.

     Additionally, pursuant to Rule 15c3-1, JWC Clearing, JWC Securities, CSG and DMG must notify and obtain approval from the Securities and Exchange Commission and either the National Association of Securities Dealers, Inc. (CSG and
DMG) or the NYSE (JWC Clearing and JWC Securities) for any advances or loans to JWCFS or any other affiliate, if such advances or loans would exceed in the aggregate, in any 30 calendar day period, 30% of that company's excess net capital and $500,000. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits or 120% of the minimum net capital required by the rule.

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

     In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at the December
31, 1996 market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 1996.

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

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

     Beginning November 1, 1990, each share of Series A Stock was entitled to receive a cumulative quarterly dividend of $.03025 per share ("Mandatory Dividends"). All outstanding shares of Series A Stock, as a group, are entitled to receive special cash distributions ("Cash Flow Distributions") in the aggregate amount of $2,200,000 payable, when and as declared by the Board of Directors. The Company was required to declare and pay as Cash Flow Distributions, until the aggregate amount of Cash Flow Distributions paid was equal to $2,200,000 (the "Maximum Cash Flow Distributions"), not less than 80% of the Company's cumulative excess cash flow, determined at the end of each fiscal quarter of the Company ending after November 1, 1990, minus the aggregate amount of Cash Flow Distributions previously paid. Cumulative excess cash flow is equal to excess cash flow, as defined, for the period from November 1, 1990 through the calculation date.
Also, to the extent dividends are declared on common stock, Series A Stock will be entitled to participate in such dividends on a share-per-share basis with the shares of common stock.

     The Company recorded Mandatory Dividends of approximately
$85,000 during 1994.

     As Cash Flow Distributions were paid, the Company had the right to redeem a number of outstanding shares of Series A Stock equal to the amount of Cash Flow Distributions previously paid divided by 1.1. The redemption price is $.001 per share. Upon liquidation, after payment of any unpaid Mandatory Dividends, the holders of Series A Stock shall have no right or claim to any of the remaining assets of the Company. During 1994, the Company paid $570,000 in Cash Flow Distributions and redemptions.

     In conjunction with a stock repurchase agreement entered into with Gilman (described in detail in Note 15), the Company

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

purchased all of the Company's outstanding preferred stock from Gilman for an aggregate price of $700 during 1995.

14.         Common Stock Split

     On December 23, 1996, the Company's Board of Directors declared a 3-for-2 stock split in the form of a dividend payable on February 7, 1997 to shareholders of record on January 24, 1997. The Company's capital accounts at December 31, 1996 were adjusted to retroactively give effect to the dividend in the same manner as would be done if the dividend were issued before December 31, 1996. All references in the consolidated financial statements and accompanying notes to amounts per share and to the number of common shares have been retroactively adjusted for the stock split.

15.         Mandatorily Redeemable Common Stock:

     On May 15, 1995, the Company entered into a Stock Repurchase Agreement (the "Old Agreement") with Gilman to repurchase all of the approximately 49% of the Company's outstanding common stock held by Gilman. The repurchase price per share was a minimum of $2.00, subject to certain adjustments each year based upon changes in the Company's net tangible book value, as defined. Beginning April 15, 1996, the Company was obligated under the Old Agreement to repurchase stock each year in an amount equal to 50% of annual net income, as defined, until all Gilman stock was repurchased. For purposes of determining the aggregate amount of stock required to be repurchased each year, net income was reduced by principal repayments on the Note to Gilman (see Note 7).
The Company was required to complete the repurchase of all Gilman stock by April 15, 2003 or pay a $672,000 penalty.

     On May 15, 1995, the Company reclassified $5,978,000, representing $2.08 per share from additional paid-in capital and retained earnings to mandatorily redeemable common stock to reflect the terms of the Old Agreement. The difference between the initially recorded cost of the mandatorily redeemable common stock and the adjusted purchase price at December 31, 1995 was accreted to mandatorily redeemable common stock through a $1,035,000 direct charge to retained earnings for the year ended December 31, 1995.

     On April 15, 1996, the Company repurchased 473,265 shares of stock from Gilman at a price per share of $2.44 for a total consideration of approximately $1,155,000.

     On June 11, 1996, the Company entered into an Amended and
Restated Stock Repurchase Agreement (the "New Agreement") with Gilman for, and simultaneously consummated, the accelerated repurchase of all of the Company's shares of common stock owned by Gilman and subject to the Old Agreement.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


The total consideration paid by the Company consisted of a promissory note in the principal amount of $6,125,000 (the "Stock Loan"), along with the $1,155,000 in cash that was paid to Gilman in connection with the April 15, 1996 installment purchase under the Old Agreement. The difference between the adjusted purchase price of the mandatorily redeemable common stock at December 31, 1995, and the adjusted purchase price at June 11, 1996 was accreted to mandatorily redeemable common stock through a $267,000 direct charge to retained earnings for the year ended December 31, 1996. The Stock Loan bears interest, which is payable quarterly, at a rate of 10% per annum. Beginning April 15, 1997, the Company is obligated to make principal payments each year in an amount equal to 50% of annual net income, as defined, until the Stock Loan is repaid in full. The Stock Loan contains a balloon payment feature requiring, without regard to the above formula, that the entire outstanding principal balance be repaid in full on April 15, 2000. The Stock Loan is prepayable, in whole or in part, at any time by paying Gilman a prepayment penalty equal to 10% of the prepayment amount. Simultaneous with the execution of the New Agreement, $6,125,000, which was the mandatorily redeemable common stock balance on June 11, 1996, was reclassified from mandatorily redeemable common stock to notes payable to affiliate.

16.   Employee Benefit Plans:

On October 30, 1990, the Company adopted a stock option plan ("1990 Plan") pursuant to which 600,000 shares of common stock have been reserved for issuance upon exercise of options designated as "incentive stock options" or "nonqualified options." During 1994, the Company increased the number of shares of common stock reserved for issuance under the 1990 Plan from 600,000 to 1,200,000 shares. These options are to be issued to certain officers and employees of the Company, and certain other key persons instrumental to the success of the Company, and provide them a greater personal interest in the success of the Company. The 1990 Plan is administered by the Board of Directors of the Company, or a committee appointed by the Board of Directors, which determines, among other things, the persons to be granted options under the 1990 Plan, the number of shares subject to each option and the option price. The options are granted at fair market value. Options granted become exercisable in equal annual installments over a period of one to three years and expire five years from the date of grant.

Information for the 1990 Plan for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                   Number       Exercise Price     Weighted Average
                                                 of Shares        Range            Exercise Price
                                                 ---------      --------------     --------------
       Balance, December 31, 1993                 160,125       $  1.33 - 2.50          $   1.77
         Granted                                  300,000                 1.95              1.95
         Exercised                                 (3,000)                1.33              1.33
         Forfeited                                 (2,250)                1.33              1.33

       Balance, December 31, 1994                 454,875          1.33 - 2.50              1.89
         Granted                                  210,000          2.25 - 2.55              2.50
         Exercised                                 (2,250)         1.33                     1.33
         Forfeited                                (60,750)         1.33 - 2.50              2.49

       Balance, December 31, 1995                 601,875          1.33 - 2.55              2.04
         Granted                                  272,087          2.85 - 4.49              3.74
         Exercised                              (209,625)          1.33 - 1.95              1.69
         Forfeited                               (14,487)          1.33 - 2.85              2.30

        Balance, December 31, 1996               649,850        $  1.95 - 3.67          $   2.87

During 1993, the Company granted discretionary options to an officer of the Company to purchase 225,000 shares of the Company's common stock at an exercise price of $2.50 per share. The exercise price was greater than the fair market value of the common stock on the date of grant. The options vest in increments of 75,000 shares on December 31, 1993, 1994 and 1995, and may be exercised in whole or in part, with respect to such vested amounts of shares, until the expiration of the options on December 31, 1997. As of December 31, 1996, 112,500 of the options had been exercised.

The Company has a restricted stock plan providing for the issuance of up to 750,000 shares of its authorized but unissued common stock to nonexecutive employees and registered representatives. As of December 31, 1996 and 1995, 10,500 shares had been issued under the restricted stock plan and 739,500 shares of common stock have been reserved for future issuance.

In accordance with the provisions of SFAS 123 the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per common share would be reduced to the pro forma amounts indicated below:

                                                   Year ended December 31,
                                                      1996           1995
                                                   -----------------------
                 Net income:
                    As reported                   $6,025,000    $ 3,810,000
                    Pro forma                      5,774,000      3,758,000

                 Earnings per common share:
                    As reported                   $     1.27    $       .63
                    Pro forma                           1.22            .62

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes the fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock purchase rights granted in 1996 and 1995, respectively: dividend yields of 0.0% for both years; expected volatility of 50.5% and 62.5%; risk-free interest rates of 6.1% and 6.2%; and expected life of 4 years for all grants. The weighted average fair value of stock options granted in 1996 and 1995 was $3.33 and $1.99, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1996 and 1995 is 3.4 years and 3.1 years, respectively. At December 31, 1996, 1995 and 1994, the Company had options available for future grants of 92,788, 364,875 and 574,875, respectively. The following table summarizes information about the options exercisable at December 31:

                                                              1996             1995               1994
                                                              ----             ----               ----
            Number of shares                                 990,000           567,875            454,875
            Exercise price range                      $   1.95-10.62    $  1.33 - 2.55     $  1.33 - 2.50
            Weighted average exercise price           $         6.29    $         2.17     $         2.09

The Company adopted a Pension and Profit Sharing Plan (the "Plan") in
1986 which offers all full-time employees over the age of 21 of the Company tax advantages pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, participants may elect to defer up to 10% of their compensation. The Company will make a matching contribution to the Plan of 50% of the first 4% of compensation contributed by each participant who is employed by the Company or its subsidiary on December
31 of such year. Participant's contributions to the Plan are fully vested at all times and are not subject to forfeiture. The Company's matching contribution vests to each participant over a five-year vesting schedule based upon the participant's years of service with the Company. Contributions are made by participants by means of a payroll deduction program. Within specified limits, participants have the right to direct their savings into certain kinds of investments as specified in the Plan. Employee compensation and benefits include approximately $264,000,$197,000 and $145,000 of Company matching contributions made during 1996, 1995 and 1994, respectively.


17.         Lines of Credit:

     On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i)

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and
(ii) net income, as defined, in excess of $1,500,000 for any four quarters within any six consecutive quarterly periods. At December 31, 1996, the balance outstanding under the Wilmington Facility was $0.

     In connection with the Wilmington Facility, the Company entered into a Marketing Agreement with Wilmington Trust FSB (the "Wilmington Marketing Agreement") and granted W T Investments, Inc. a warrant to purchase up to 600,000 shares of the Company's common stock at any time prior to December 31, 2002 (the "Wilmington Warrant"). The exercise price per share is the greater of $3.67 or an amount equal to the sum of total (i) gross revenues multiplied by .175 plus (ii) earnings before tax multiplied by 2.5 and divided by the weighted average number of common shares outstanding based upon the Company's audited financial statements. At December 31, 1996, the Wilmington Warrant exercise price per share was approximately $11.00. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

     On December 18, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The SunTrust Facility matures on April 30, 1999, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust Facility bear interest at the prime rate of interest as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $9,000,000, plus 75% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At December 31, 1996, the balance outstanding under the SunTrust Facility was $0.

     In connection with the SunTrust Facility, the Company entered into a marketing agreement with SunTrust (the "SunTrust
Marketing Agreement") and granted SunTrust Banks, Inc. a warrant to purchase 37,500 shares of the Company's common stock at any time prior to December 31, 2002. The exercise price per share is $6.67. The SunTrust Marketing Agreement provides that the Company will market certain products and services, through the Company's participation as an underwriter or selling group member of various municipal finance offerings underwritten by SunTrust Capital Markets, Inc., to the Company's brokers, clients and prospects.