Form 10-Q
period 1997-03-31
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1997-05-15
CIK 741557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______  to  ________

                            Commission file number 0-14772

                         JW CHARLES FINANCIAL SERVICES, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                Florida                          58-1545984
     -------------------------------   ------------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)

       980 North Federal Highway - Suite 210
                Boca Raton, Florida                   33432
     ----------------------------------------       ----------
     (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code  (407) 338-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes x No
                                       ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at May 8, 1997
---------------------------------------      ---------------------------
Common stock, $.001 par value per share             3,319,021
               JW CHARLES FINANCIAL SERVICES, INC.

                              INDEX
                                                                           Page
                                                                           ----
Part I. Financial Information

Item 1.  Financial Statements.

     Consolidated Condensed Statements of Financial Condition
        at March 31, 1997 and December  31, 1996                             3

     Consolidated Condensed Statements of Income for the Three
        Months Ended March 31, 1997 and 1996                                 4

     Consolidated Condensed Statements of Cash Flows for the
     Three Months Ended March 31, 1997 and 1996                              5

     Notes to Consolidated Condensed Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

Part II. Other Information

Item 1.  Legal Proceedings                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

                                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                     JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                              March 31,        December 31,
ASSETS                                                                          1997              1995 <F1>
                                                                             (Unaudited)
------                                                                      --------------------------------

Cash and cash equivalents                                                   $  9,471,000       $ 11,836,000
Commissions and other receivables from clearing brokers                        2,733,000          2,203,000
Receivable from customers, net                                                95,458,000         98,610,000
Receivable from brokers and dealers                                            2,493,000          3,689,000
Securities owned, at market value                                              6,398,000          5,308,000
Furniture, equipment and leasehold improvements, net of
     accumulated depreciation and amortization of $1,237,000 and
     $1,162,000                                                                1,442,000          1,194,000
Deferred tax asset                                                             1,735,000          1,719,000
Other, net                                                                     2,831,000          2,772,000
                                                                            -------------------------------
                                                                            $122,561,000       $127,331,000
                                                                            ===============================
LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND
----------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------
Liabilities:
Short-term borrowings from banks                                            $ 31,870,000        $ 17,375,000
Accounts payable, accrued expenses and other liabilities                       8,764,000          10,441,000
Payable to customers                                                          25,809,000          50,898,000
Payable to brokers and dealers                                                29,767,000          24,136,000
Securities sold, not yet purchased, at market value                            1,018,000             450,000
Notes payable to affiliates                                                    8,375,000           8,625,000
Income taxes payable                                                             574,000              34,000
                                                                            --------------------------------
                                                                             106,177,000         111,959,000
                                                                            --------------------------------

Commitments and  contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares
   no shares issued or outstanding                                                -                        -
Common stock, $.001 par value - authorized 9,056,000 shares
    issued and outstanding 3,319,021 and 3,230,436                                 3,000               3,000
Additional paid-in capital                                                       821,000             821,000
Retained earnings                                                             15,560,000          14,548,000
                                                                            --------------------------------
Total stockholders' equity                                                    16,384,000          15,372,000
                                                                            --------------------------------
                                                                            $122,561,000        $127,331,000
                                                                            ================================

<F1> - Derived from audited financial statements contained in Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

      (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

                          JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          ----------------------------------------------------
                                               (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                 ------------------------------
                                                                                    1997                1996
                                                                                 -------------------------------
REVENUES:
Commissions                                                                      $11,538,000         $10,168,000
Market making and principal transactions, net                                      4,646,000           5,436,000
Interest                                                                           2,334,000           2,160,000
Clearing fees                                                                      1,808,000           1,631,000
Other                                                                              1,806,000           1,616,000
                                                                                 -------------------------------
                                                                                  22,132,000          21,011,000
                                                                                 -------------------------------
EXPENSES:
Commissions and clearing costs                                                    11,558,000          11,308,000
Employee compensation and benefits                                                 4,155,000           3,573,000
Selling, general and administrative                                                3,849,000           3,846,000
Interest                                                                             985,000             878,000
                                                                                 -------------------------------
                                                                                  20,547,000          19,605,000
                                                                                 -------------------------------
Income before income taxes                                                         1,585,000           1,406,000
Provision for income taxes                                                           573,000             544,000
                                                                                 -------------------------------
Net income                                                                        $1,012,000            $862,000
                                                                                 ===============================
EARNINGS PER COMMON SHARE:
Net income                                                                             $0.29               $.14
                                                                                 ===============================

Weighted average number of common shares outstanding                               3,505,000           6,079,500
                                                                                 ===============================

(The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

                          JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          ----------------------------------------------------
                                               (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                      1997             1996
                                                                                  ----------------------------
OPERATING ACTIVITIES
  Net income                                                                       $1,012,000          $862,000
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
   Depreciation and amortization                                                       75,000            66,000
  Change in operating assets and liabilities:
   Commissions and other receivables from clearing brokers                           (530,000)       (1,697,000)
   Receivable from customers                                                        3,152,000        (4,952,000)
   Receivable from brokers and  dealers                                             1,196,000         1,611,000
   Securities owned                                                                (1,090,000)          460,000
   Deferred tax asset                                                                 (16,000)          130,000
   Other assets                                                                       (59,000)         (736,000)
   Accounts payable, accrued expenses and other liabilities                        (1,677,000)          636,000
   Payable to customers                                                           (25,089,000)        5,779,000
   Payable to brokers and dealers                                                   5,631,000         3,973,000
   Securities sold, not yet purchased                                                 568,000        (2,318,000)
   Income taxes payable                                                               540,000           393,000
                                                                                  -----------------------------
   Net cash provided (used) by operating activities                               (16,287,000)        4,207,000
                                                                                  -----------------------------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                         (323,000)          (65,000)
                                                                                  -----------------------------
FINANCING ACTIVITIES
Change in short-term borrowings from banks                                         14,495,000        (3,132,000)
Change in notes payable to affiliate                                                 (250,000)         (250,000)
                                                                                  -----------------------------
Net cash provided (used) by financing activities                                                     (3,382,000)
                                                                                  -----------------------------
Net (decrease) increase in cash and cash equivalents                               (2,365,000)          760,000

Cash and cash equivalents at beginning of period                                   11,836,000         8,597,000
                                                                                  -----------------------------
Cash and cash equivalents at end of period                                         $9,471,000        $9,357,000
                                                                                  =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                               $0                $0
                                                                                  =============================
Cash paid during the period for interest                                             $985,000          $878,000
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

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three month period ended March 31, 1997 is not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts
JW Charles Financial Services, Inc. and its subsidiaries which are:
Corporate Securities Group, Inc. ("CSG"), JW Charles Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp. ("JWC Clearing"), CMG Capital Corp., First Investors Life Agency, Inc. DMG Securities, Inc. (("DMG") and Discount Securities Group, Inc. All significant intercompany transactions have been eliminated in consolidation.

RECLASSIFICATIONS
Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation. These reclassifications are not material to the consolidated financial statements.

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

4. NET CAPITAL
The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At March 31, 1997, the net capital positions of the Company's broker-dealer subsidiaries were as follows:
JWC Clearing (alternative method elected):
     Net capital as a percent of aggregate debit items      12.4%
     Net capital                                      $12,686,000
     Required net capital                              $2,049,000

CSG:
     Ratio of aggregate indebtedness to net capital         2.51
     Net capital                                      $1,327,000
     Required net capital                               $250,000

JWC Securities:
     Ratio of aggregate indebtedness to net capital        1.46
     Net capital                                     $1,834,000
     Required net capital                              $250,000

DMG:
     Ratio of aggregate indebtedness to net capital         .50
     Net capital                                       $367,000
     Required net capital                              $100,000


5.  NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements ending after December 15, 1997. SFAS No. 128 simplifies the guidance for computing earnings per share ("EPS") and replaces the presentation of primary and ully diluted EPS with basic and diluted EPS.

Basic EPS excludes dilution related to incremental shares and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes incremental shares.

Presented below is basic and diluted EPS under SFAS No. 128 compared with primary and fully diluted EPS for the first quarters of 1997 and 1996:


         PRO FORMA SFAS NO. 128:                            Three Months Ended March 31,
                                                             1997             1996
                                                            -----            -----
         Basic                                              $0.31            $0.15
         Diluted                                            $0.29            $0.14

         AS CURRENTLY REPORTED:

         Earnings Per Share                                 $0.29            $0.14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 (THE "1997 PERIOD") VS. 1996 (THE "1996 PERIOD")

                                                             Three Months Ended March 31,
                                                -----------------------------------------------------------
                                                 1997                      1996                     1995
                                                (000's)      % Change     (000's)       % Change    (000's)
                                                ------------------------------------------------------------
     Revenues:
     Commissions                                $11,538          13       $10,168         31       $7,744
     Market making and principal
       transactions, net                          4,646         -15        5,436          16        4,706
     Interest                                     2,334           8        2,160          58        1,370
     Clearing fees                                1,808          11        1,631          11        1,464
     Other                                        1,806          12        1,616          96          826
                                                ---------------------------------------------------------
                                                $22,132           5      $21,011          30      $16,110
                                                =========================================================

                                                             Three Months Ended March 31,
                                                ---------------------------------------------------------
                                                 1997                     1996                     1995
                                                (000's)      % Change    (000's)    % Change      (000's)
                                                ---------------------------------------------------------
     Expenses:
     Commissions and clearing costs             $11,558           2       $11,308         36       $8,302
     Employee compensation and benefits           4,155          16         3,573          3        3,459
     Selling, general and administrative          3,849           -         3,846         23        3,133
     Interest                                       985          12           878         80          488
                                                ---------------------------------------------------------
                                                $20,547           5       $19,605         27      $15,382
                                                =========================================================

                                                             Three Months Ended March 31,
                                                ---------------------------------------------------------

                                                 1997        % Change     1996      % Change       1995
                                                ---------------------------------------------------------
     Clearing Factor                               71%            -1       72%          7            67%
                                                =========================================================


     Total revenues of $22,132,000 recorded in the 1997 Period increased by 5% compared to last year's $21,011,000. During the 1997 Period the Company experienced increases in all revenue categories except for market making and principal transactions, net. The decrease in this revenue category is attributed a continuing reduction in the spreads on stock traded in the over the-counter marketplace and the success of the Company's efforts to further limit its dependence on this segment of the business. Growth in the various other revenue categories was primarily due to heightened client activity in both the Company's retail and clearing businesses.
     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades) increased reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor"), decreased slightly to approximately 71% in the 1997 Period as compared to 72% in the 1996 Period.

     The Company believes that its Clearing Factor is representative of the prevailing experience in the industry, although sufficient industry data is not available to make a precise comparison. The major component, however, is commission rates, and the Company's commission rates for its independent affiliated branch office registered representatives and its in-house employee registered representatives are comparable with that paid by other firms in the securities brokerage industry (typically ranging from 80% to 90%, before clearing charges are assessed, for registered representatives, in affiliated branch offices and 30% to 50% for its in-house employee registered representatives, depending upon production levels). Affiliated branch office registered representatives (who are not employees of the Company, and who comprise the majority of the Company's registered representatives) receive higher commissions from the Company than registered representatives who are Company employees, which reflects that each affiliated branch office is responsible for its own overhead. Accordingly, the Company's overhead attributable to non-employee registered representatives is less than the overhead attributable to the Company's employee registered representatives. As a result, the Company's margin is not adversely affected by engaging additional affiliated branch office, non-employee registered representatives (and paying them higher commissions) as opposed to hiring in-house employee registered representatives.

     Employee compensation and benefits increased by 16% from $3,573,000 to $4,155,000. This increase is primarily the result of two factors: (i) expansion of the Company's New York City branch office in the first quarter of 1997 and (ii) increased performance bonuses resulting from the increase in the Company's net income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of securities owned, which are marked to market, and receivables from customers arising from customer related securities transactions. Receivables from customers consist primarily of collateralized customer margin loans and securities borrowed, which are typically secured with marketable corporate debt and equity securities. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer related balances. Accordingly, the Company's total assets and financial leverage can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from banks.

     At March 31, 1997, the Company had stockholders' equity of $16,384,000, representing an increase of $1,012,000 from December 31, 1996, and the Company had cash and cash equivalents of $9,471,000. The Company also has an aggregate of $5,000,000 of borrowing capacity under comitted bank lines of credit described below.

     The Company believes that its current borrowing arrangements (which are discussed below), combined with anticipated levels of internally generated funds, will be sufficient to fund its financial requirements for the foreseeable future based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. Should the Company significantly expand either its market making activities or its underwriting of securities on a "firm-commitment" basis, however, the Company may need to obtain additional capital to support such activities and to comply with regulatory requirements. The Company is not dependent upon raising additional capital in order to maintain its current levels of operations, and therefore does not propose to raise additional capital unless it is available on acceptable terms. If the Company should find that its ability to generate funds internally is insufficient to satisfy its future capital needs, the Company will require additional financing from outside sources.


COMITTED BANK LINES OF CREDIT

     On January 19, 1996, the Company obtained an unsecured
$2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The
Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National
Commercial Rate, with interest payments due monthly in arrears.
The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least
$7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At May 14, 1997, there was no balance outstanding under the Wilmington Facility.

     In connection with the Wilmington Facility, the Company entered into a Marketing Agreement with Wilmington Trust FSB (the "Wilmington Marketing Agreement") and granted W T Investments, Inc. a warrant to purchase, giving effect to adjustments for the Company's 3-for-2 stock split, up to 600,000 shares of the Company's common stock at any time prior to December 31, 2002 (the "Wilmington Warrant"). The exercise price per share, as adjusted for the stock split, is the greater of $3.67 or an amount equal to the sum of total (i) gross revenues multiplied by
 .175 plus (ii) earnings before tax multiplied by 2.5 and divided by the weighted average number of common shares outstanding based upon the Company's audited financial statements. At March 31, 1997, the Wilmington Warrant exercise price per share was approximately $11.00. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

     On December 18, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The SunTrust Facility matures on April 30, 1999, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust Facility bear interest at the prime rate of interest as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $9,000,000, plus 75% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At May 14, 1997, there was no balance outstanding under the SunTrust Facility.

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


GILMAN/CMG OBLIGATIONS AND OTHER

     From December 1992 until June 11, 1996 (when the Company accelerated its repurchase of the shares of common stock held by
GCMG), Gilman CMG, Inc. or its affiliates (collectively "GCMG") had owned up to 49% of the Company's outstanding common stock, and the Company had borrowed an aggregate of $5,000,000 from GCMG. On May 15, 1995, as part of a transaction for the Company's repurchase over time of its common stock owned by GCMG, the Company and GCMG entered into a loan agreement (the "Gilman Loan") that converted the Company's then outstanding indebtedness to GCMG to a $5,000,000 term loan, bearing interest at a rate of 10% per annum. At March 31, 1997 and December 31, 1996, $2,250,000 and $2,500,000, respectively, were outstanding under the Gilman Loan with principal payable in equal quarterly installments of $250,000 due on January 15, April 15, July 15 and October 15, of each year until paid in full. Interest accrues on the principal outstanding from time to time and is payable quarterly on the same dates that principal payments are required. The Company has the option to prepay principal, in whole or in part at any time, without premium or penalty.

     As part of the May 15, 1995 transaction, the Company entered into a Stock Repurchase Agreement (the "Old Agreement") with GCMG to repurchase all of the Company's common stock then held by GCMG in amounts each year, beginning April 15, 1996, equal to 50% of annual net income, as defined, until all the GCMG stock was repurchased. In connection with this transaction, the Company reclassified $5,978,000, representing $2.08 per share of the stock owned by GCMG, from additional paid-in capital and retained earnings to mandatorily redeemable common stock to reflect the terms of the Old Agreement. The difference between the initially recorded cost of the mandatorily redeemable common stock and the adjusted purchase price was accreted to mandatorily redeemable common stock through a direct charge to retained earnings.

     On June 11, 1996, the Company entered into an Amended and Restated Stock Repurchase Agreement (the "New Agreement") with GCMG for, and simultaneously consummated, the repurchase of all of the Company's shares of common stock owned by GCMG and subject to the Old Agreement. Effective as of April 15, 1996, the Company had repurchased 473,265 shares of common stock from GCMG pursuant to the Old Agreement, which was amended and restated by the New Agreement to accelerate the repurchase by the Company for the remaining 2,400,599 shares of common stock owned by GCMG.
The total consideration paid by the Company consisted of a promissory note in the principal amount of $6,125,000 (the "New Loan"), along with the $1,155,000 in cash that was paid to GCMG in connection with the April 15, 1996 installment purchase under the Old Agreement. The New Loan bears interest, which is payable quarterly, at a rate of 10% per annum. Beginning April 15, 1997, the Company is obligated to make principal payments each year in an amount equal to 50% of annual net income, as defined, until the New Loan is repaid in full. The New Loan contains a balloon payment feature requiring, without regard to the above formula, that the entire outstanding principal balance be repaid in full on April 15, 2000. The New Loan is prepayable, in whole or in part, at any time by paying GCMG a prepayment penalty equal to 10% of the prepayment amount. Simultaneous with the execution of the New Agreement, $6,125,000 was reclassified from mandatorily redeemable common stock to notes payable to affiliate. At May 14, 1997, $3,612,500 was outstanding under the New Loan.

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

                          II - OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------------

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


                                        JW CHARLES FINANCIAL SERVICES, INC.




Date: May 14, 1997                            /s/ Marshall T. Leeds
                                  (Marshall T. Leeds, President and Chief
                                              Executive Officer)
                                           (Duly Authorized Officer)


Date: May 14, 1997                           /s/ Joel E. Marks
                                  (Joel E. Marks, Principal Financial and
                                            Accounting Officer)