Form 10-Q
period 1997-06-30
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1997-08-19
CIK 741557

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _________ to __________

                            Commission file number 0-14772


                         JW CHARLES FINANCIAL SERVICES, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                Florida                             58-1545984
    -------------------------------      ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

     980 North Federal Highway - Suite 310
          Boca Raton, Florida                        33432
     ---------------------------------------      ----------
     (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code  (561) 338-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.  Yes x   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                  Outstanding at August 15, 1997
   --------------------------------------- ------------------------------
   Common stock, $.001 par value per share            3,319,021

               JW CHARLES FINANCIAL SERVICES, INC.

                              INDEX
                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Condensed Statements of Financial Condition
            at June 30, 1997 and December 31, 1996                             3

         Consolidated Condensed Statements of Income for the Three
           Month and Six Month  Periods Ended June 30, 1997 and 1996           4

         Consolidated Condensed Statements of Cash Flows for the Six Months
            Ended June 30, 1997 and 1996                                       5

         Notes to Consolidated Condensed Financial Statements                  6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13
Item 4.  Submission of Matters to Vote of Security Holders                    13
Item 5.  Other Information                                                    14
Item 6.  Exhibits and Reports on Form 8-K                                     14

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                                                      June 30,            December 31,
                                                                                        1997                 1996(*)
                                                                                     ---------------------------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents                                                          $    12,967,000    $    11,836,000
Commissions and other receivables from clearing brokers                                  6,347,000          2,203,000
Receivable from customers, net                                                          88,385,000         98,610,000
Receivable from brokers and dealers                                                      3,507,000          3,689,000
Securities owned, at market value                                                        7,060,000          5,308,000
Furniture, equipment and leasehold improvements, net of accumulated
  depreciation and amortization of $1,320,000 and $1,162,000                             1,471,000          1,194,000
Deferred tax asset                                                                       1,729,000          1,719,000
Other, net                                                                               3,255,000          2,772,000
                                                                                      -------------------------------
                                                                                    $  124,721,000      $ 127,331,000
                                                                                      ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term borrowings from banks                                                    $   21,744,000      $  17,375,000
Accounts payable, accrued expenses and other liabilities                                11,067,000         10,441,000
Payable to customers                                                                    28,226,000         50,898,000
Payable to brokers and dealers                                                          37,418,000         24,136,000
Securities sold, not yet purchased, at market value                                      2,843,000            450,000
Notes payable to affiliate                                                               5,613,000          8,625,000
Income taxes payable                                                                       217,000             34,000
                                                                                      -------------------------------
                                                                                       107,128,000        111,959,000
                                                                                      -------------------------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares no shares issued
   or outstanding                                                                             -                  -
Common stock, $.001 par value - authorized 9,056,000 shares; issued
   and outstanding 3,319,021 and 3,230,436                                                  3,000               3,000
Additional paid-in capital                                                                821,000             821,000
Retained earnings                                                                      16,769,000          14,548,000
                                                                                      -------------------------------
Total stockholders' equity                                                             17,593,000          15,372,000
                                                                                      -------------------------------
                                                                                   $  124,721,000       $ 127,331,000
                                                                                      ===============================

      * - Derived from audited financial statements contained in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


     (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

                JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)

                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                    ---------------------------        ---------------------------
                                                       1997            1996               1997            1996
                                                    ---------------------------        ---------------------------
Revenues:
Commissions                                      $   10,528,000  $   13,226,000     $   22,066,000  $  23,394,000
Market making and principal transactions, net         5,399,000       7,048,000         10,045,000     12,484,000
Interest                                              2,781,000       2,322,000          5,115,000      4,482,000
Clearing fees                                         2,573,000       2,672,000          4,381,000      4,985,000
Other                                                   724,000         810,000          2,530,000      1,541,000
                                                    ---------------------------        --------------------------
                                                     22,005,000      26,078,000         44,137,000     46,886,000
                                                    ---------------------------        --------------------------
Expenses:
Commissions and clearing costs                       10,927,000      14,666,000         22,485,000     25,974,000
Employee compensation and benefits                    4,114,000       3,697,000          8,269,000      7,270,000
Selling, general and administrative                   4,056,000       4,487,000          7,905,000      8,130,000
Interest                                              1,077,000       1,055,000          2,062,000      1,933,000
                                                    ---------------------------        --------------------------
                                                     20,174,000      23,905,000         40,721,000     43,307,000
                                                    ---------------------------        --------------------------
Income before income taxes                            1,831,000       2,173,000          3,416,000      3,579,000
Provision for income taxes                              622,000         827,000          1,195,000      1,371,000
                                                    ---------------------------        --------------------------
Net income                                           $1,209,000     $ 1,346,000      $   2,221,000  $   2,208,000
                                                    ===========================        ==========================
Earnings per common share:
Net income                                        $        0.34     $      0.25      $        0.63  $        0.37
                                                   ============================        ==========================

Weighted average common shares outstanding            3,530,000       5,448,000         3,511,000       5,903,000
                                                   ============================        ==========================

     (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

           JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      ----------------------------
                                                                                       1997                1996
                                                                                      ----------------------------
OPERATING ACTIVITIES
 Net income                                                                      $   2,221,000      $   2,208,000
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
   Depreciation and amortization                                                       158,000            125,000
 Change in operating assets and liabilities:
  Commissions and other receivables from clearing brokers                           (4,144,000)        (3,442,000)
  Receivable from customers                                                         10,225,000        (23,129,000)
  Receivable from brokers and dealers                                                  182,000         (7,001,000)
  Securities owned                                                                  (1,752,000)         2,711,000
  Deferred tax asset                                                                   (10,000)            (4,000)
  Other assets                                                                        (483,000)           266,000
  Accounts payable, accrued expenses and other liabilities                             626,000          1,657,000
  Payable to customers                                                             (22,672,000)        11,784,000
  Payable to brokers and dealers                                                    13,282,000          5,512,000
  Securities sold, not yet purchased                                                 2,393,000          3,499,000
  Income taxes payable                                                                 183,000            378,000
                                                                                   ------------------------------
Net cash provided (used) by operating activities                                       209,000         (5,436,000)
                                                                                   ------------------------------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                          (435,000)            (9,000)
                                                                                   ------------------------------
FINANCING ACTIVITIES
Short-term borrowings from banks                                                     4,369,000          8,936,000
Repayment  of notes payable to affiliate                                            (3,012,000)          (500,000)
Cash flow distributions and redemptions of common stock                                   -            (1,155,000)
                                                                                   ------------------------------
Net cash provided by financing activities                                            1,357,000          7,281,000
                                                                                   ------------------------------
Net increase in cash and cash equivalents                                            1,131,000          1,836,000

Cash and cash equivalents at beginning of period                                    11,836,000          8,597,000
                                                                                   ------------------------------
Cash and cash equivalents at end of period                                       $  12,967,000       $ 10,433,000
                                                                                   ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                     $     964,000       $    968,000
                                                                                   ===============================
Cash paid during the period for interest                                         $   2,062,000       $  1,933,000
                                                                                   ===============================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Repurchase of mandatorily redeemable common stock by issuance of $6,125,000 of notes payable to affiliate in 1996.

       (The accompanying Notes to Consolidated Condensed Financial Statements
                  are an integral part of these financial statements.)

           JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               (Unaudited)


1. BASIS OF PRESENTATION

The interim financial information included herein is unaudited;
however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated.

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

Because of seasonal and other factors, the results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1997.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The accompanying consolidated condensed financial statements include the accounts of JW Charles Financial Services, Inc. and its subsidiaries which are: Corporate Securities Group, Inc. ("CSG"), JW Charles
Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp.
("JWC Clearing"), CMG Capital Corp., First Investors Life Agency,
Inc., DMG Securities, Inc. ("DMG") and Discount Securities Group,
Inc. All significant intercompany transactions have been eliminated in consolidation.

RECLASSIFICATIONS
Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's presentation. These reclassifications are not material to the consolidated condensed financial statements.

3. CONTINGENCIES
The Company is involved in various claims and possible actions arising out of the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company, based on knowledge of facts and advice of counsel, that the resolution of such actions will not have a material adverse effect on the Company's financial condition and results of operations.

4. NET CAPITAL
The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange, Inc. ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At June 30, 1997, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWC Clearing (alternative method elected):
     Net capital as a percent of aggregate debit items      10.1%
     Net capital                                     $10,097,000
     Required net capital                             $2,009,000

CSG:
     Ratio of aggregate indebtedness to net capital         1.62
     Net capital                                      $2,144,000
     Required net capital                               $250,000

JWC Securities:
     Ratio of aggregate indebtedness to net capital         2.12
     Net capital                                      $1,925,000
     Required net capital                               $272,000

DMG:
     Ratio of aggregate indebtedness to net capital          .59
     Net capital                                        $386,000
     Required net capital                               $100,000

5. NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements ending after December 15, 1997. SFAS No. 128 simplifies the guidance for computing earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with basic and diluted EPS.

Basic EPS excludes dilution related to incremental shares and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes incremental shares.

Presented below is basic and diluted EPS under SFAS No. 128 compared with primary and fully diluted EPS for the three month and six month periods ended June 30, 1997 and 1996:

     Pro Forma SFAS No. 128:          Three Months Ended June 30,     Six Months Ended June 30,
                                         1997           1996            1997           1996
                                      ---------------------------     -------------------------
     Basic                              $0.36          $0.27          $0.67          $0.41
     Diluted                            $0.34          $0.25          $0.63          $0.37

     As Currently Reported:
     Earnings Per Share                 $0.34          $0.25          $0.63          $0.37

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             ---------------------------------------------

     Certain statements included or incorporated by reference in this Form 10- Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Any such forward-looking statements contained herein should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on
Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD") VS. 1996 (THE "1996 PERIOD")

                                                           Three Months Ended June 30,
                                           ----------------------------------------------------------
                                              1997                    1996                     1995
                                            (000's)     % Change     (000's)     % Change     (000's)
                                           ----------------------------------------------------------
Revenues:
Commissions                                $10,528          -20     $13,226           29     $10,232
Market making and principal
   transactions, net                         5,399          -23       7,048           50       4,707
Interest                                     2,781           20       2,322           63       1,423
Clearing fees                                2,573           -4       2,672           28       2,089
Other                                          724          -11         810           56         518
                                           ---------------------------------------------------------
                                           $22,005          -16     $26,078           37     $18,969
                                           =========================================================

                                                            Three Months Ended June 30,
                                           ---------------------------------------------------------
                                             1997                    1996                     1995
                                           (000's)     % Change     (000's)     % Change     (000's)
                                           ---------------------------------------------------------
Expenses:
Commissions and clearing costs             $10,927          -25     $14,666           37     $10,736
Employee compensation and benefits           4,114           11       3,697           15       3,218
Selling, general and administrative          4,056          -10       4,487           34       3,346
Interest                                     1,077            2       1,055           71         618
                                           ---------------------------------------------------------
                                           $20,174          -16     $23,905           33     $17,918
                                           =========================================================

                                                               Three Months Ended June 30,
                                              1997      % Change      1996       % Change      1995
                                           ---------------------------------------------------------
Clearing Factor                                69%           -4      72%               0         72%
                                           =========================================================

         Total revenues of $22,005,000 recorded in the 1997 Period decreased by 16% compared to last year's $26,078,000.
In particular, commissions, market making and principal transactions, net and other decreased by 20%, 23% and 11%, respectively from the results for the corresponding period of 1996. The decrease in these revenue categories was a result of the exceptional market conditions experienced during the 1996 Period, which established quarterly Company records for commissions and market making and principal transactions and also resulted in record clearing activity, with May, 1997 establishing a new record for monthly transactions processed.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades) decreased, reflecting the decrease in second quarter 1997 commissions and marketing making and principal transactions, net. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor") decreased slightly to approximately 69% in the 1997 Period as compared to 72% in the 1997 Period. The decrease is primarily attributable to an increase of the percentage of the Company's business conducted through its in-house employee registered representatives as a result of the expansion of it's New York City facilities. In addition, during the 1996 Period many of the Company's registered representatives were paid a higher rate of commission as a result of the recordation of a substantial increase in commission revenues.

     Employee compensation and benefits increased by 11% from $3,697,000 to $4,114,000. This increase is primarily the result of two factors: (i) expansion of the Company's New York City branch office in the first quarter of 1997 and (ii) increase in the cost of certain employee benefits, primarily health insurance.

     Interest income consists primarily of interest earned on receivables from customers, securities owned and customer money market fund balances.
The increase in interest income is primarily a result of: (i) a general increase in interest rates experienced during 1997, (ii) an increase in the average outstanding money market balances and (iii) an increase in average combined customer balances ("margin balances") at JWC Clearing and Bear Stearns Securities Corp., experienced in 1997.

         SIX MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD") VS. 1996 (THE "1996 PERIOD")

                                                                    Six Months Ended June 30,
                                                    ----------------------------------------------------------
                                                      1997                     1996                     1995
                                                     (000's)     % Change     (000's)     % Change     (000's)
                                                    ----------------------------------------------------------
          Revenues:
          Commissions                                $22,066           -6     $23,394           30     $17,976
          Market making and principal
              transactions, net                       10,045          -20      12,484           33       9,413
          Interest                                     5,115           14       4,482           60       2,793
          Clearing fees                                4,381          -12       4,985           23       4,053
          Other                                        2,530           64       1,541           83         844
                                                     ---------------------------------------------------------
                                                     $44,137           -6     $46,886           34     $35,079
                                                     =========================================================

                                                                    Six Months Ended June 30,
                                                      1997                    1996                     1995
                                                    (000's)     % Change     (000's)     % Change     (000's)
                                                    ----------------------------------------------------------
          Expenses:
          Commissions and clearing costs             $22,485          -13     $25,974           36     $19,038
          Employee compensation and benefits           8,269           14       7,270            9       6,677
          Selling, general and administrative          7,905           -3       8,130           25       6,479
          Interest                                     2,062            7       1,933           75       1,106
                                                    ----------------------------------------------------------
                                                     $40,721           -6     $43,307           30     $33,300
                                                    ==========================================================

                                                                    Six Months Ended June 30,
                                                      1997      % Change      1996       % Change      1995
                                                    ----------------------------------------------------------
          Clearing Factor                                70%           -3      72%               7         67%
                                                    ==========================================================

       Total revenues of $44,137,000 recorded in the 1997 Period decreased by 6% compared to last year's $46,886,000. In particular, commissions, market making and principal transactions, net and clearing fees decreased by 6%, 20% and 12%, respectively, over the results for the corresponding period of 1996. The decrease in these revenue categories was a result of experiencing the same exceptional market conditions during the six-month 1996 Period that are discussed above with respect to the three-month
1996 Period.

     Commissions and clearing costs increased reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net, decreased slightly to approximately 70% in the 1997 Period as compared to 72% in the 1997 Period.

     Employee compensation and benefits increased by 20% from $7,270,000 to $8,269,000. This increase is primarily the result of two factors: (i) expansion of the Company's New York City branch office in the first quarter of 1997 and (ii) increase in the cost of certain employee benefits, primarily health insurance.

     The increase in interest income is primarily a result of the same factors discussed above for the three-month periods.


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of cash and cash equivalents, securities owned, which are marked to market, and receivables from customers, brokers, dealers and clearing brokers arising from customer related securities transactions. Receivables from customers consist primarily of collateralized customer margin loans and securities borrowed, which are typically secured with marketable corporate debt and equity securities. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer related balances. Accordingly, the Company's total assets and financial leverage can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from banks.

     At June 30, 1997, the Company had stockholders' equity of $17,593,000, representing an increase of $2,221,000 from December 31, 1996, and the Company had cash and cash equivalents of $12,967,000. At June 30, 1997, the Company had borrowed $1,000,000, and had an aggregate of $4,000,000 of additional borrowing capacity available, under its committed bank lines of credit described in its annual report on Form 10-K for the year ended December 31, 1996.

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

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     On June 10, 1997, at the Annual Meeting of Shareholders of
JW Charles Financial Services, Inc. (the "Annual Meeting") the following items were voted on by the Company's shareholders:

     ITEM NO. 1 - ELECTION OF DIRECTORS. Messrs. Marshall T. Leeds, Joel E. Marks, Wm. Dennis Ferguson, Gregg S. Glaser, Stephen W. Cropper, John R. Faiella, Joseph P. Robilotto and Michael B. Weinberg each were elected as a director to serve a term that continues until the next annual meeting and until their successor, if there is to be one, is duly elected and qualified. The number of shares voted for, or withheld from, each candidate is set forth in the table below.

                                        Number of         Number of        Number of
                                           Votes             Votes           Votes
         Nominee                       For Election        Withheld        Not Voted
         -----------------             ------------       ---------        ---------
         Marshall T. Leeds              2,906,247           12,900          399,874
         Joel E. Marks                  2,906,247           12,900          399,874
         Wm. Dennis Ferguson            2,906,247           12,900          399,874
         Gregg S. Glaser                2,906,247           12,900          399,874
         Stephen W. Cropper             2,906,247           12,900          399,874
         John R. Faiella                2,906,247           12,900          399,874
         Joseph P. Robilotto            2,906,247           12,900          399,874
         Michael B. Weinberg            2,906,247           12,900          399,874


     ITEM NO. 2 - AMENDMENT TO 1990 STOCK OPTION PLAN. An amendment to increase the number of shares available for issuance under the Company's 1990 Stock Option Plan by 400,000 from
     1,200,000 to 1,600,000 was approved by the Company's shareholders at the Annual Meeting.

     ITEM NO. 3 - 1997 EMPLOYEE STOCK PURCHASE PLAN. A proposal to adopt the JW Charles Financial Services, Inc. 1997 Employee Stock Purchase Plan was approved by the Company's shareholders at the Annual Meeting.

  The number of shares voted for, against or not voted for each of Items No. 2 and 3 is set forth in the table below.

                                 Number               Number
                                of Votes   Number    of Votes
                                  In      of Votes     Not
                                 Favor     Against    Voted
                                 -----    --------  ---------

              Item No. 2       1,852,131  386,924  1,079,966
              Item No. 3       2,048,600  174,655  1,095,766

ITEM 5.  OTHER INFORMATION

     On August 19, 1997, the Company issued a press release, filed a Schedule 14D-1 with the Commission, and published a summary advertisement in the Southeastern and Florida editions of THE WALL STREET JOURNAL to announce its commencement of an exchange tender offer (the "Exchange Offer") for all (but not less than 51%) of the outstanding shares of common stock of The American Growth Fund, Inc. ("AGRO Shares") not already owned by the Company. Pursuant to the Exchange Offer, the Company will exchange .431 shares of its common stock for each validly tendered and not withdrawn AGRO Share. There are 1,265,100 AGRO Shares outstanding, 326,550 of which are already owned by the Company. If all of the other 938,550 AGRO Shares were so tendered in the Exchange Offer, the Company would issue an aggregate of approximately 404,515 shares of its common stock. The Exchange Offer will expire, unless extended in accordance with its terms, on September 22, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
           Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K:
          None.

     (c) Press Release dated August 19, 1997.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JW CHARLES FINANCIAL SERVICES, INC.




Date: August 19, 1997             /s/ Joel E. Marks
                                  (Joel E. Marks, Senior Vice President)
                                  (Duly Authorized Officer)


Date: August 19, 1997            /s/ Joel E. Marks
                                (Joel E. Marks, Principal Financial and
                                Accounting Officer)