Form 10-Q
period 1997-09-30
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1997-11-14
CIK 741557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

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

     980 North Federal Highway - Suite 310
          Boca Raton, Florida                        33432
     ---------------------------------------      -----------
     (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code  (561) 338-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at November 10, 1997
---------------------------------------    --------------------------------
Common stock, $.001 par value per share           3,688,872

                   JW CHARLES FINANCIAL SERVICES, INC.

                                  INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Condensed Statements of Financial Condition
            at September 30, 1997 and December 31, 1996                        3

         Consolidated Condensed Statements of Income for the Three Month and
            Nine Month Periods Ended September 30, 1997 and 1996               4

         Consolidated Condensed Statements of Cash Flows for the Nine Month
            Periods Ended September 30, 1997 and 1996                          5

         Notes to Consolidated Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                           JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                     September 30,        December 31,
                                                                                         1997                 1996(*)
                                                                                     ---------------------------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents                                                          $    13,042,000    $    11,836,000
Commissions and other receivables from clearing brokers                                  3,857,000          2,203,000
Receivable from customers, net                                                         105,073,000         98,610,000
Receivable from brokers and dealers                                                      6,982,000          3,689,000
Securities owned, at market value                                                        8,821,000          5,308,000
Furniture, equipment and leasehold improvements, net of accumulated
   Depreciation and amortization of $1,411,000 and $1,162,000                            1,676,000          1,194,000
Deferred tax asset                                                                       1,703,000          1,719,000
Other, net                                                                               4,664,000          2,772,000
                                                                                     --------------------------------
                                                                                    $  145,818,000      $ 127,331,000
                                                                                     ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term borrowings from banks                                                   $    39,890,000    $    17,375,000
Accounts payable, accrued expenses and other liabilities                                12,283,000         10,441,000
Payable to customers                                                                    25,747,000         50,898,000
Payable to brokers and dealers                                                          37,543,000         24,136,000
Securities sold, not yet purchased, at market value                                      1,043,000            450,000
Notes payable to affiliate                                                               5,363,000          8,625,000
Income taxes payable                                                                       603,000             34,000
Minority Interest                                                                          430,000                  -
                                                                                       ------------------------------
                                                                                       122,902,000        111,959,000
                                                                                       ------------------------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares no
   shares issued or outstanding                                                                  -                  -
Common stock, $.001 par value - authorized 9,056,000 shares; issued
   and outstanding 3,688,872 and 3,230,436                                                   4,000              3,000
Additional paid-in capital                                                               3,949,000            821,000
Retained earnings                                                                       18,963,000         14,548,000
                                                                                     --------------------------------
Total stockholders' equity                                                              22,916,000         15,372,000
                                                                                     --------------------------------
                                                                                    $  145,818,000      $ 127,331,000
                                                                                     ================================

* - Derived from audited financial statements contained in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


   (The accompanying Notes to Consolidated Condensed Financial Statements
              are an integral part of these financial statements.)

          JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                   --------------------------------     -------------------------------
                                                          1997            1996              1997               1996
                                                   --------------------------------     -------------------------------
Revenues:
Commissions                                         $     14,450,000  $   9,186,000       $ 36,516,000    $  32,580,000
Market making and principal transactions, net              4,763,000      4,429,000         14,808,000       16,913,000
Interest                                                   2,774,000      2,562,000          7,889,000        7,044,000
Clearing fees                                              3,312,000      3,233,000          7,693,000        8,218,000
Other                                                        750,000      1,598,000          3,280,000        3,139,000
                                                   --------------------------------     -------------------------------
                                                          26,049,000     21,008,000         70,186,000       67,894,000
                                                   --------------------------------     -------------------------------
Expenses:
Commissions and clearing costs                            13,846,000      9,677,000         36,331,000       35,651,000
Employee compensation and benefits                         4,297,000      4,499,000         12,566,000       11,769,000
Selling, general and administrative                        3,352,000      3,209,000         11,257,000       11,339,000
Interest                                                   1,033,000        987,000          3,095,000        2,920,000
                                                   --------------------------------     -------------------------------
                                                          22,528,000     18,372,000         63,249,000       61,679,000
                                                   --------------------------------     -------------------------------
Income before income taxes                                 3,521,000      2,636,000          6,937,000        6,215,000
Provision for income taxes                                 1,326,000        839,000          2,522,000        2,210,000
                                                   --------------------------------     -------------------------------
Net income                                            $    2,195,000   $  1,797,000       $  4,415,000     $  4,005,000
                                                   ================================     ===============================

Earnings per common share:
Net income                                            $       0.62     $      0.53        $      1.25      $   0.80
                                                   ================================     ===============================

Weighted average common shares outstanding                 3,528,000      3,386,000          3,564,000        4,989,000
                                                   ================================     ===============================

    (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

                        JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                        1997                1996
                                                                                    -------------------------------
OPERATING ACTIVITIES
Net income                                                                         $  4,415,000       $  4,005,000
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
   Depreciation and amortization                                                        249,000            193,000
 Change in operating assets and liabilities:
   Commissions and other receivables from clearing brokers                           (1,654,000)        (2,160,000)
   Receivable from customers                                                         (6,463,000)        (8,093,000)
   Receivable from brokers and dealers                                               (3,293,000)          (938,000)
   Securities owned                                                                  (3,513,000)         5,569,000
   Deferred tax asset                                                                    16,000            132,000
   Other assets                                                                      (1,892,000)           (38,000)
   Accounts payable, accrued expenses and other liabilities                           1,842,000            961,000
   Payable to customers                                                             (25,151,000)        16,595,000
   Payable to brokers and dealers                                                    13,407,000          6,409,000
   Securities sold, not yet purchased                                                   593,000         (1,676,000)
   Income taxes payable                                                                 569,000           (401,000)
   Minority interest                                                                    430,000                  -
                                                                                    -------------------------------
Net cash provided (used) by operating activities                                    (20,445,000)         20,558,000
                                                                                    -------------------------------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                           (731,000)          (105,000)
                                                                                    -------------------------------
FINANCING ACTIVITIES
Short-term borrowings from banks                                                     22,515,000        (18,227,000)
Repayment of notes payable to affiliate                                              (3,262,000)          (750,000)
Issuance of common stock                                                              3,129,000                  -
Cash flow distributions and redemptions of common stock                                      -          (1,155,000)
                                                                                    -------------------------------
Net cash provided (used) by financing activities                                     22,382,000        (20,132,000)
                                                                                    -------------------------------

Net increase in cash and cash equivalents                                             1,206,000            321,000
Cash and cash equivalents at beginning of period                                     11,836,000          8,597,000
                                                                                    -------------------------------
Cash and cash equivalents at end of period                                         $ 13,042,000       $  8,918,000
                                                                                    ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                       $   1,055,000      $   1,436,000
                                                                                    ===============================
Cash paid during the period for interest                                           $   3,095,000      $   2,920,000
                                                                                    ===============================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


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

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of JW Charles Financial Services, Inc. and its subsidiaries which are: Corporate Securities Group, Inc. ("CSG"), JW Charles Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp. ("JWC Clearing"), CMG Capital Corp., First Investors Life Agency, Inc., DMG Securities, Inc. ("DMG") and Discount Securities Group, Inc. In addition, the accompanying consolidated financial statements include the accounts of The Americas Growth Fund, Inc. ("AGRO") (effective September 22,
1997) (See Note 5, "Acquisition and Minority Interest"). All significant intercompany transactions have been eliminated in consolidation.

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

4. NET CAPITAL
The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange, Inc. ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At September 30, 1997, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWC Clearing (alternative method elected):
     Net capital as a percent of aggregate debit items         8.5%
     Net capital                                        $10,376,000
     Required net capital                                $2,436,000

CSG:
     Ratio of aggregate indebtedness to net capital            1.50
     Net capital                                         $2,829,000
     Required net capital                                  $282,000

JWC Securities:
     Ratio of aggregate indebtedness to net capital           2.28
     Net capital                                        $1,967,000
     Required net capital                               $  299,000

DMG:
     Ratio of aggregate indebtedness to net capital            .84
     Net capital                                        $  426,000
     Required net capital                               $  100,000

5. ACQUISITION AND MINORITY INTEREST

On September 22, 1997, the Company completed its exchange tender offer (the "Exchange Offer") for all (but not less than 51%) of the outstanding shares of common stock of AGRO not already owned by the Company. Prior to the commencement of the Exchange Offer, the Company owned 26% of the outstanding shares of common stock of AGRO. A total of approximately 823,000 shares of AGRO common stock, representing approximately 65% of the outstanding shares of AGRO common stock, were tendered pursuant to the Exchange offer. All shares of AGRO common stock tendered were accepted for exchange by the Company according to the terms of the Exchange Offer on the basis of .431 shares of the Company's common stock for each share of AGRO resulting in the issuance by the Company of 354,851 shares of its authorized but unissued common stock.
The tendered shares together with the shares already owned by the Company represent approximately 91% of the outstanding shares of AGRO common stock, with the remaining 9% of AGRO shares held by minority shareholders (the "AGRO Minority Shareholders'"). The AGRO acquisition was accounted for under the purchase method of accounting.

The Company has consolidated the accounts of AGRO in the accompanying financial statements effective as of September 22, 1997. The AGRO Minority Shareholders' interests in these accounts is reflected as Minority Interest in the accompanying financial statements.

6. NEW ACCOUNTING PRONOUNCEMENT

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

Presented below is basic and diluted EPS under SFAS No. 128 compared with primary and fully diluted EPS for the three month and nine month periods ended September 30, 1997 and 1996:

Pro Forma SFAS No. 128:          Three Months Ended September 30,    Nine Months Ended September 30,
                                      1997             1996               1997             1996
                                      ----             ----               ----             ----
Basic                                $0.59            $0.60              $1.20            $1.33
                                     ==========================================================
Diluted                              $0.62            $0.53              $1.25            $0.80
                                     ==========================================================

As Currently Reported:
Earnings Per Share                   $0.62            $0.53              $1.25            $0.80
                                     ==========================================================

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

Certain statements included or incorporated by reference in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Any such forward-looking statements contained herein should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1997
(THE "1997 PERIOD") VS. 1996 (THE "1996 PERIOD")

                                                            Three Months Ended September 30,
                                                ---------------------------------------------------------
                                                 1997                     1996                     1995
                                                (000's)     % Change     (000's)     % Change     (000's)
                                                ---------------------------------------------------------
     Revenues:
     Commissions                                $14,450           57     $ 9,186          -23     $11,952
     Market making and principal
         transactions, net                        4,763            8       4,429          -15       5,226
     Interest                                     2,774            8       2,562           31       1,960
     Clearing fees                                3,312            2       3,233           67       1,936
     Other                                          750          -53       1,598           15       1,394
                                                ---------------------------------------------------------
                                                $26,049           24     $21,008           -7     $22,468
                                                =========================================================
                                                            Three Months Ended September 30,
                                               ----------------------------------------------------------
                                                 1997                    1996                     1995
                                               (000's)     % Change     (000's)     % Change     (000's)
                                               ----------------------------------------------------------
     Expenses:
     Commissions and clearing costs             $13,846           43     $ 9,677          -20     $12,100
     Employee compensation and benefits           4,297           -4       4,499           33       3,380
     Selling, general and administrative          3,352            4       3,209          -20       4,026
     Interest                                     1,033            5         987           26         784
                                                ---------------------------------------------------------
                                                $22,528           23     $18,372           -9     $20,290
                                                =========================================================
                                                             Three Months Ended September 30,
                                                ---------------------------------------------------------
                                                 1997      % Change      1996       % Change      1995
                                                ---------------------------------------------------------

     Clearing Factor                                72%            1      71%               1         70%
                                                ==========================================================

         Total revenues of $26,049,000 recorded in the 1997 Period increased by 24% compared to last year's $21,008,000. In particular, commissions increased by 57% to $14,450,000 from $9,186,000. The substantial increase in commissions is primarily due to the expanded operations of the Company's New York office and generally favorable market conditions experienced in the 1997 Period. Market making and principal transactions, net, interest income and clearing fees experienced increases, although not as significant as the increase in commission income. The increase in these revenue categories was a result of generally favorable market conditions experienced during the 1997 Period.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased reflecting the increase in third quarter 1997 commissions and market making and principal transactions, net. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor") increased slightly to approximately 72% in the 1997 Period as compared to 71% in the 1996 Period.

     Nine Months Ended September 30, 1997 (the "1997 Period") vs. 1996 (the "1996 Period")

                                                            Nine Months Ended September 30,
                                                ---------------------------------------------------------
                                                 1997                    1996                     1995
                                                (000's)     % Change     (000's)     % Change     (000's)
                                                ---------------------------------------------------------
     Revenues:
     Commissions                                $36,516           12     $32,580            9     $29,928
     Market making and principal
      transactions, net                          14,808          -12      16,913           16      14,639
     Interest                                     7,889           12       7,044           48       4,753
     Clearing fees                                7,693           -6       8,218           23       6,690
     Other                                        3,280            4       3,139           36       2,302
                                                ---------------------------------------------------------
                                                $70,186            3     $67,894           16     $58,312
                                                =========================================================
                                                            Nine Months Ended September 30,
                                                ---------------------------------------------------------
                                                  1997                    1996                     1995
                                                (000's)     % Change     (000's)     % Change     (000's)
                                                ---------------------------------------------------------
     Expenses:
     Commissions and clearing costs             $36,331            2     $35,651           14     $31,138
     Employee compensation and benefits          12,566            7      11,769           17      10,057
     Selling, general and administrative         11,257           -1      11,339            1      11,270
     Interest                                     3,095            6       2,920           54       1,890
                                                ---------------------------------------------------------
                                                $63,249            3     $61,679           13     $54,355
                                                =========================================================
                                                             Nine Months Ended September 30,
                                                ---------------------------------------------------------
                                                  1997      % Change      1996       % Change      1995
                                                ---------------------------------------------------------
   Clearing Factor                                71%           -1      72%               3         70%
                                                =========================================================

         Total revenues of $70,186,000 recorded in the 1997 Period increased by 3% compared to last year's $67,894,000. In particular, commissions increased by approximately 12% while at the same time market making and principal transactions, net decreased by 12%. The shift in revenues between these categories can be primarily attributed to the following two reasons. In 1997, new regulations were introduced which have led to a narrowing of the spread between the bid and ask prices of securities traded on the National Association of Securities Dealers Automated
Quotation System ("NASDAQ"). Secondly, as a result of the general strength and market leadership of the "large cap" stocks throughout much of the 1997 Period, a greater percentage of the Company's securities business was concentrated in the non-NASDAQ market as compared to the prior year.

     Commissions and clearing costs increased reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net, decreased slightly to approximately 71% in the 1997 Period as compared to 72% in the 1996 Period.

     Employee compensation and benefits increased primarily the result of two factors: (i) expansion of the Company's New York City branch office in the first quarter of 1997 and (ii) increase in the cost of certain employee benefits, primarily health insurance.


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

     At September 30, 1997, the Company had stockholders' equity of $22,916,000, representing an increase of $7,544,000 from December 31, 1996, and the Company had cash and cash equivalents of $13,042,000. At September 30, 1997, the Company had an aggregate of $5,000,000 of additional borrowing capacity available under its committed bank lines of credit described in its Annual Report on Form 10-K for the year ended December 31, 1996.

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

Item 5.   Other Information
---------------------------

     On September 23, 1997, the Company issued a press release and filed a Schedule 14D-1 with the Commission, to announce the completion of its exchange tender offer (the "Exchange Offer") for all (but not less than 51%) of the outstanding shares of common stock of The Americas Growth Fund, Inc. ("AGRO Shares") not already owned by the Company. A total of approximately 822,938 shares of AGRO common stock, representing approximately 65% of the outstanding shares of AGRO common stock, were tendered pursuant to the Exchange offer. All shares of AGRO common stock tendered were accepted for exchange by the Company according to the terms of the Exchange Offer on the basis of .431 shares of the Company's common stock for each share of AGRO. The tendered shares together with the shares already owned by the Company represent approximately 91% of the outstanding shares of AGRO common stock.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a) Exhibits:
          Exhibit 27   Financial Data Schedule (for SEC use only)
          Exhibit 99   Press Release dated September 23, 1997
     (b) Reports on Form 8-K:
          None.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 JW CHARLES FINANCIAL SERVICES, INC.




Date: November 14, 1997                 /s/ Marshall T. Leeds
                                  (President and Chief Executive Officer)
                                      (Duly Authorized Officer)


Date: November 14, 1997                 /s/ Joel E. Marks
                              (Joel E. Marks, Principal Financial and
Accounting Officer)