Form 10-K405
period 1997-12-31
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1998-03-09
CIK 741557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                  FORM 10-K

 /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___ to _______

                      Commission file number 0-14772

                   JW CHARLES FINANCIAL SERVICES, INC.
           ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Florida                               58-1545984
  ------------------------------       ------------------------------------
 (State or other jurisdiction of        I.R.S. Employer Identification No.)
 incorporation or organization)

     980 North Federal Highway   Suite 210
          Boca Raton, Florida                        33432
      ---------------------------------------      ---------
     (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code  (561) 338-2600

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     On March 4, 1998, the Registrant had 3,728,093 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates, was approximately $32,000,000.

               DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III will be incorporated from the Registrant's definitive proxy statement or included in a Form
10-K/A to be filed before April 30, 1998.

                              PART I

ITEM 1. BUSINESS

BACKGROUND AND GENERAL

     JW Charles Financial Services, Inc. (the "Company" or "JWCFS"), primarily through its three principal subsidiaries, Corporate Securities Group, Inc. ("CSG"), JW Charles Clearing Corp. ("JWC Clearing") and JW Charles Securities, Inc. ("JWC Securities"), operates a full-service securities brokerage and investment banking firm and provides securities transaction processing and other related services (also referred to as "clearing services"). Its primary business is providing a wide range of securities brokerage and investment services to a diversified client base, delivering a broad range of clearing services to affiliated and independent broker-dealers, including affiliates of commercial banks, and providing investment banking services to corporate clients. A fourth subsidiary of the Company, DMG Securities, Inc. ("DMG"), is also engaged in the securities brokerage business.

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

                                                                Percentage of Total Revenues
                                                                    Year Ended December 31,
                                                                --------------------------------
                                                                 1997         1996          1995
                                                                --------------------------------
         Commissions                                              51%          47%           51%
         Market making and principal transactions, net            21%          27%           23%
         Interest                                                 12%          10%            9%
         Clearing fees                                            13%          13%           13%
         Other                                                     3%           3%            4%

         The following table indicates the amounts and percentages of total revenues generated by each of the Company's principal investment banking and securities brokerage subsidiaries in each of the past three years:

                                                                   Revenues
                                                       (Amounts in Millions of Dollars)
                                                           Year Ended December 31,
                                           --------------------------------------------------------
                                                 1997                1996                 1995
                                           --------------------------------------------------------
                                           Amount      %       Amount       %      Amount      %
                                           ------      --      ------      --      ------      --
      Corporate Securities Group, Inc.      $34.2      35       $30.2      34       $31.3      39
      JW Charles Securities, Inc.           $34.8      35       $31.4      35       $24.8      31
      JW Charles Clearing Corp.             $26.4      27       $24.3      27       $20.6      26
      DMG Securities, Inc.                   $2.9       3        $3.6       4       $ 2.9       4

RECENT DEVELOPMENTS

     THE GENESIS MERCHANT GROUP SECURITIES LLC ACQUISITION
     On January 21, 1998, the Company executed an Agreement and Plan of Combination (the "Combination Agreement") with Genesis Merchant Group Securities Group, LLC ("Genesis"), the owners (the "Genesis Members") of all of the outstanding equity interests in Genesis (the "Genesis Membership Interests") and JWGenesis Financial Corp., a newly formed Florida corporation and currently a wholly owned subsidiary of the Company ("JWGenesis"). Genesis is a San Francisco-based investment banking firm with special expertise in institutional research, sales and trading, corporate finance and brokerage processing services.

     The Combination Agreement contemplates, among other things, that (i) JWGenesis will acquire the outstanding shares of JWCFS Common Stock, pursuant to a statutory share exchange, in exchange for shares of JWGenesis Common Stock, on a one-for-one basis, with the result that JWCFS will become a wholly owned subsidiary of JWGenesis and each issued and outstanding share of JWCFS will be exchanged for and become the right to receive one share of JWGenesis Common Stock and (ii) Genesis Members holding at least 90% of the Genesis Membership Interests will exchange such interests for up to 1,500,000 shares of JWGenesis Common Stock with the result that Genesis will become at least a 90% owned limited liability company of JWGenesis.

     THE AMERICAS GROWTH FUND, INC. TENDER
     On September 22, 1997, the Company completed its exchange tender offer (the "Exchange Offer") for all (but not less than 51%) of the outstanding shares of common stock of The Americas Growth Fund, Inc. ("AGRO"), a publicly held investment company. Prior to the commencement of the Exchange Offer, the Company owned 26% of the outstanding shares of common stock of AGRO. A total of approximately 823,000 shares of AGRO common stock, representing approximately 65% of the outstanding shares of AGRO common stock, were tendered pursuant to the Exchange Offer. All shares of AGRO common stock tendered were accepted for exchange by the Company according to the terms of the Exchange Offer on the basis of .431 shares of the Company's common stock for each share of AGRO resulting in the issuance by the Company of 354,851 shares of common stock at a price of $8.25 per share. The tendered shares, together with the shares already owned by the Company, represent approximately 91% of the outstanding shares of AGRO common stock, with the remaining 9% of AGRO shares held by other unaffiliated shareholders. The AGRO acquisition was accounted for under the purchase method of accounting.

     The Company is presently considering its options to effect a transaction that would result in its ownership of 100% of the shares of AGRO or the liquidation of AGRO and prorata distribution of its assets to the Company and the holders of the other 9% of AGRO shares. Any such transaction would be subject to certain regulatory approvals under the Investment Company Act of 1940, as amended, and the Company is exploring obtaining the requisite approvals.

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


BROKERAGE

     The Company conducts its retail brokerage business through three wholly-owned subsidiaries, CSG, JWC Securities and DMG. The following table sets forth certain statistical information concerning registered representatives and branch offices of each of these subsidiaries:

                                                                 At December 31,
                               --------------------------------------------------------------------------------
                                            1997                       1996                        1995
                               --------------------------------------------------------------------------------
                                 Registered      Branch      Registered     Branch      Registered       Branch
                               Representatives   Offices  Representatives   Offices  Representatives    Offices
                               ----------------  -------  ---------------   -------  ---------------    -------
          JWC Securities               210         10            205           10           225            12

          CSG                          242         86            260           88           266            66

          DMG                           18          1             31            2            20             2
                              --------------------------------------------------------------------------------
              TOTAL                    470        100            496          103           511            81
                               ================================================================================

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

     At February 28, 1998, JWC Securities had ten (10) branch offices, seven of which are located in Broward, Dade and Palm Beach Counties, Florida, and one each in Atlanta, Georgia; Young
Harris, Georgia and New York City, New York.  At February 28,
1998, it had approximately 210 registered representatives, all of whom are in-house employees. Through its retail branch network, JWC Securities markets a wide variety of investment products.
The products, around which categories the major departments of the firm are organized, include common and preferred equities, tax-free and taxable bonds, unit trusts, mutual funds, insurance and annuity products, and options.

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

     At February 28, 1998, CSG operated 90 branch offices, all of which operate as independently owned affiliates. In affiliated branch office situations, the office is owned and operated by an independent person who obtains appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with CSG and being subject to its supervisory jurisdiction. Each such office is responsible for its own overhead and other operational expenses, although all of its revenues from securities brokerage transactions accrue to CSG. CSG, on the other hand, pays commissions to the branch offices on the revenues generated by them (at higher rates than those that would be paid to registered representatives working at a branch office owned by CSG) and provides other support for the operations, including required home office supervisory functions and access to CSG's securities transaction clearing agreements with Bear Stearns and JWC Clearing. All registered representatives who are associated with CSG, whether by working at a branch office owned by CSG or at any one of the affiliated branch offices, are licensed with the NASD. At February 28, 1998, CSG had a total of approximately 250 registered representatives.

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

     DMG SECURITIES, INC.

     DMG is a NASD member firm which provides securities brokerage and investment services for the accounts of customers. DMG has a clearing agreement with JWC Clearing which provides DMG with back office support, execution services on all principal national securities exchanges, and access to many of its in-house financial services and products. This agreement allows DMG to offer a range of products and services that is generally offered only by firms that are larger and have more capital than DMG.

     At February 28, 1998, DMG operated one (1) branch office with a total of approximately 20 registered representatives. DMG's office is owned and operated by an independent person who obtains appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with DMG and being subject to its supervisory jurisdiction. Each such office is responsible for its own overhead and other operational expenses, and operates in a manner similar to that described for affiliated branch offices of CSG.

INVESTMENT BANKING

     For certain operations (primarily corporate finance, research and syndicate) in which both JWC Clearing and JWC Securities, on the one hand and CSG, on the other hand, are involved, the Company uses "JWCharles/CSG" as a stylized reference to the firms. The Company believes such usage, over time, will enhance the Company's prominence in the securities business, by promoting a single name that nonetheless draws upon the strengths of all three of its primary brokerage subsidiaries.

     CORPORATE FINANCE

     The JWCharles/CSG Corporate Finance Department is involved in a variety of activities, including public and private debt and equity financing for corporate clients, merger and acquisition consulting services, fairness opinions, evaluations and general financial consulting services. Their activities include securing the Company's participation in the distribution of securities -- both initial public offerings ("IPOs") and secondary offerings -- as the lead underwriter or co-manager. JWCharles/CSG has traditionally concentrated its underwriting efforts in the IPO marketplace, seeking out emerging enterprises in industries that it believes offer reasonable opportunities for future growth. During 1997, JWCharles/CSG co-managed one IPO. Compensation for corporate finance services includes cash fees in the form of underwriting commissions and, in certain situations, stock purchase warrants, direct equity positions, or consulting fees.

     RESEARCH

     The Company maintains a Research Department (i) to provide coverage on a broad range of companies, daily market commentary and trading ideas, and (ii) to increase the availability and use of in-house research by the Company's retail oriented registered representatives by fostering increased coordination among the research, syndicate, sales and marketing and corporate finance departments. At February 28, 1998, the JWCharles/CSG Research Department was staffed by a Director of Research and Institutional Sales and five research analysts.

     SYNDICATE

     The JWCharles/CSG Syndicate Department coordinates the Company's participation in underwriting syndicates or selling groups of other underwriters and assists the Company in obtaining participation from other firms in JWCharles/CSG managed underwritings. During 1997 the Company participated as an underwriter, dealer or selling group member in a variety of common and preferred equity offerings and facilitated the distribution of the one offering co-managed by JWCharles/CSG during 1997.


PRINCIPAL TRANSACTIONS

     MARKET MAKING

     The Company's market making activities are coordinated through JWC Clearing, which currently acts as a market maker for approximately 90 securities that are traded in the over-the-counter securities market. In such capacity, it facilitates trading in select securities by buying and selling securities as a principal for its own account, rather than as an agent for the accounts of its customers.

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

     The execution and clearing process requires the performance of a series of complex steps, many of which are accomplished with the assistance of sophisticated data processing hardware and software. JWC Clearing has approximately 90 Correspondents, none of which accounted for more than five percent of the Company's revenues.

EMPLOYEES; REGISTERED REPRESENTATIVES; BRANCH OFFICES

     As of December 31, 1997, the Company and its subsidiaries had a total of approximately 270 salaried employees and 470 registered representatives. Of these totals, approximately 260 registered representatives are independent contractors affiliated with one of the 87 affiliated, but independently owned and operated, CSG and DMG branch offices which existed at such time.

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

YEAR 2000

     The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". The Company is evaluating its computer systems to determine which modifications and expenditures will be necessary to make its systems compatible with year 2000 requirements. The Company believes that its systems will be year 2000-compliant upon implementation of such modifications.

     The Company currently estimates that the total cost of such modifications will not be significant. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company.

ITEM 2. PROPERTIES.

     The Company owns no real property. The Company leases its corporate offices and operations facilities from an unaffiliated company. Its corporate offices and operations facilities are located at 980 North Federal Highway, Boca Raton, Florida 33432, where it occupies approximately 19,500 square feet of space. JWC Securities branch offices are also leased premises, comprising an aggregate of approximately 46,000 square feet of office space in several cities. The Company believes that its office facilities are adequate for its current and reasonably foreseeable operations.

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

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on The American Stock
Exchange (the "AMEX") under the symbol "JWC". The following table sets forth, for the periods indicated, the quarterly high and low sales price information related to trading in the Company's common stock on the AMEX or on The Nasdaq Small-Cap
Market (where such shares were previously traded prior to the listing on the AMEX on May 8, 1997). Such information has been obtained from Nasdaq or AMEX, respectively. All per share prices have been adjusted to reflect the Company's three-for-two stock split effected in the form of a 50% stock dividend on February 7, 1997.

                                  High Sales Price        Low Sales Price
                                  ----------------        ---------------
           1998:
           First Quarter
           (through March 4, 1998)     $13.75                 $11.38

           1997:
           First Quarter               $12.50                $  7.17
           Second Quarter              $10.13                $  6.00
           Third Quarter               $ 8.88                $  7.25
           Fourth Quarter              $15.88                $  8.38

           1996:
           First Quarter               $ 3.33                $  2.75
           Second Quarter              $ 5.08                $  3.08
           Third Quarter               $ 5.00                $  3.17
           Fourth Quarter              $ 7.67                $  3.83

     The closing sales price for the Company's common stock on March 4, 1998 was $12.50.

     There were approximately 150 holders of record of the Company's common stock as of March 4, 1998. Investors who beneficially own common stock that is held in street name by brokerage firms are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, the Company believes that the actual number of individual beneficial owners of its common stock exceeds 1,500.

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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                      Year Ended December 31,
                                  -------------------------------------------------------------------------------------
                                         1997            1996             1995             1994             1993
                                         ----            ----             ----             ----             ----
STATEMENT OF INCOME DATA:
Total revenues                    $   97,182,000   $  91,020,000    $   80,041,000   $  60,471,000    $  50,066,000
Income before income taxes and
  cumulative effect of change
  in accounting principle         $    9,792,000   $    8,232,000   $    6,287,000   $    5,243,000   $    4,944,000
Income before cumulative effect
  of change in accounting         $    6,103,000   $    6,025,000   $    3,810,000   $    3,300,000   $    3,114,000
  principle
Cumulative effect of change in
  accounting principle            $            -   $            -   $            -   $            -   $      658,000
Net income                        $    6,103,000   $    6,025,000   $    3,810,000   $    3,300,000   $    3,772,000

Earnings Per Share:
          Basic                   $         1.77   $         1.42   $          .65   $          .56   $          .63
          Diluted                 $         1.50   $         1.26   $          .64   $          .56   $          .63

Weighted Average Number of
  Common Shares Outstanding:
          Basic                        3,443,141        4,245,895        5,862,296        5,858,097        5,975,130
          Diluted                      4,069,594        4,783,582        5,999,767        5,906,646        6,024,108


                                                                   At December 31,
                                  -----------------------------------------------------------------------------------
                                         1997             1996             1995             1994             1993
                                         ----             ----             ----             ----             ----
STATEMENT OF FINANCIAL
  CONDITION DATA:
Cash and cash equivalents         $   11,512,000   $   11,836,000   $    8,597,000   $    5,401,000   $    3,289,000
Total assets                      $  140,732,000   $  127,331,000   $  115,214,000   $   82,218,000   $   77,564,000
Short-term borrowings from
  banks                           $   29,423,000   $   17,375,000   $   28,138,000   $    7,303,000   $   20,271,000
Notes payable to affiliates       $    5,113,000   $    8,625,000   $    3,500,000   $    5,161,000   $    2,661,000
Total liabilities                 $  116,066,000   $  111,959,000   $   98,643,000   $   69,459,000   $   67,454,000
Mandatorily redeemable common
  stock                           $            -   $            -   $    7,013,000   $            -   $            -
Total stockholders' equity        $   24,666,000   $   15,372,000   $    9,558,000   $   12,759,000   $   10,110,000
__________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations presents the more significant factors affecting the Company during the years ended December 31, 1997, 1996 and 1995. The discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes, and with the other financial information appearing herein. See Item 8.

     Certain statements included or incorporated by reference in this Form 10-K, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the impact of general economic conditions on the capital markets; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to the Company or its subsidiaries; fluctuations in interest rates; increased levels of competition; and other factors referred to in this Form 10-K. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RESULTS OF OPERATIONS -- THREE YEARS ENDED DECEMBER 31, 1997

     1997 represented the Company's thirteenth consecutive year of record revenues. The Company's results of operations for both 1997 and 1996 were buoyed by a vibrant and rising stock market. Substantially all of the Company's business lines turned in strong performances for these years, particularly when compared to fiscal 1995.

                                                                Year Ended December 31,
                                              ---------------------------------------------------------
                                                1997      % Increase    1996       % Increase    1995
                                               (000's)    (Decrease)   (000's)     (Decrease)   (000's)
                                              ---------------------------------------------------------
    Revenues:

    Commissions                                $49,907         16       $42,945          6       $40,566
    Market making and principal
      transactions, net                         20,836        (14)       24,315         31        18,604
    Interest                                    11,363         18         9,625         32         7,279
    Clearing fees                               12,338          8        11,463         13        10,176
    Other                                        2,738          2         2,672        (22)        3,416
                                               -------         --        ------        ---        ------
    Total Revenues                             $97,182          7        91,020         14        80,041
                                               =======         ==        ======        ===        =======

Year Ended December 31,

                                              ---------------------------------------------------------
                                                1997      % Increase    1996       % Increase    1995
                                               (000's)    (Decrease)   (000's)     (Decrease)   (000's)
                                              ---------------------------------------------------------
    Expenses:
    Commissions and clearing costs             $51,238          8       $47,229         12       $42,160
    Employee compensation and benefits          16,278          9        14,911          8        13,820
    Occupancy and equipment rental               5,180         15         4,520          7         4,206
    Communications                               3,361        (12)        3,809         (2)        3,867
    General and administrative                   6,946        (18)        8,431         27         6,647
    Interest                                     4,387         13         3,888         27         3,054
                                                ------         ---      -------         ---      --------
    Total Expenses                             $87,390          6       $82,788         12       $73,754
                                                ======         ===      =======         ===      ========

         Total revenues of $97,182,000 recorded in 1997, a record for any fiscal year in the Company's history, increased 7% over last year's previous record of $91,020,000. During 1997, the Company experienced increases in almost all revenue categories; the sole exception being market making and principal transactions, net, which is discussed below. During 1996 the Company experienced increases in almost all revenue categories; the sole exception being reduction in other income, which consists primarily of fee income, which was lower in 1996 primarily as a result of a reduction in the Company's managed or co-managed underwriting activities in 1996 as compared to 1995. Growth in the other revenue categories was primarily due to heightened client activity, both retail and clearing, associated with 1997's and 1996's vibrant and rising stock market.

     Market making and principal transactions, which represents the net realized and unrealized gain or loss experienced from trading or otherwise acting as principal in securities transactions, represented approximately 21%, 27% and 23% of total revenues in 1997, 1996 and 1995, respectively. The reduction from 1996 to 1997 in market making and principal activities, in both absolute and percentage terms, is primarily the result of a decrease in realized gains of approximately $2.6 million in the 1997 period related to the exercise and/or sale of warrant securities received by the Company in connection with its past underwriting activities as compared to the 1996 period. The increase in market making and principal transactions in both absolute and percentage terms during 1996 was primarily due to realized gains of approximately $3.1 million in the 1996 period related to the exercise and/or sale of warrant securities received by the Company in connection with its past underwriting activities.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades) increased, reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor"), in 1997, 1996 and 1995 were 72%, 70% and 71%, respectively.

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

     Comparative employee compensation and benefits reflect the costs associated with the Company's overall business growth.

     Occupancy and equipment rental expenses increased by 15% from 1996 to 1997 primarily due to the expansion of and relocation of the Company's New York City branch office in April, 1997.

     Communications expense declined from 1996 to 1997 and from 1995 to 1996 due primarily to the Company's ability to take advantage of the fiercely competitive communications environment and integrate new cost effective technologies into its operations.

     Interest income consists primarily of interest earned on receivables from customers, securities owned and customer money market fund balances. Interest expense consists primarily of interest incurred on short-term borrowings and deposits on securities loaned used to finance JWC Clearing receivables from customers and securities owned. Both have increased in each of the past three years, and in each case the increase is primarily a result of: (i) a general increase in interest rates experienced from 1995 through 1997 and (ii) an increase in the average outstanding loan balances used to fund increased customer balances from 1995 to 1997, reflecting the Company's overall business growth.


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of securities owned, which are marked to market daily, and receivables from customers arising from customer related securities transactions. Receivables from customers consist primarily of collateralized customer margin loans and securities borrowed, which are typically secured with marketable corporate debt and equity securities. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customers and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer-related balances. Accordingly, the Company's total assets and financial leverage can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from banks.

     At December 31, 1997, the Company had stockholders' equity of $24,666,000, representing an increase of $9,294,000 from December 31, 1996. The increase in stockholders' equity is primarily the result of the Company's 1997 net income of $6,103,000 and its September, 1997 tender for shares of AGRO. Furthermore, at December 31, 1997, the Company had cash and cash equivalents of $11,512,000 and an aggregate of approximately $4,100,000 of available borrowing capacity under bank lines of credit described below.

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

     See Item 1, "Business" for a discussion regarding evaluations that are currently underway by the Company to determine that its systems are year-2000 compliant. The Company currently estimates that the total cost of such modifications will not be significant.


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

The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At February 28, 1998, there was no balance outstanding under the Wilmington Facility.

     In connection with the Wilmington Facility, the Company entered into a Marketing Agreement with Wilmington Trust FSB (the "Wilmington Marketing Agreement") and granted W T Investments, Inc. ("WTI") a common stock purchase warrant, which was amended and restated on February 27, 1998. Pursuant to the warrant, WTI may purchase 400,000 shares of the Company's common stock at any time prior to December 31, 2002 (the "Wilmington Warrant") at an exercise price per share of $11.30. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

     On December 18, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The SunTrust Facility matures on April 30, 2000, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust Facility bear interest at the prime rate as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $9,000,000, plus 75% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At February 28, 1998, the balance outstanding under the SunTrust Facility was $890,000.

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

GILMAN/CMG OBLIGATIONS AND OTHER

     From December 1993 until June 11, 1996 (when the Company accelerated its repurchase of the shares of common stock held by
GCMG), Gilman CMG, Inc. or its affiliates (collectively "GCMG") had owned up to 49% of the Company's outstanding common stock, and the Company had borrowed an aggregate of $5,000,000 from GCMG. On May 15, 1995, as part of a transaction for the Company's repurchase over time of its common stock owned by GCMG, the Company and GCMG entered into a loan agreement (the "Gilman Loan") that converted the Company's then outstanding indebtedness to GCMG to a $5,000,000 term loan, bearing interest at a rate of 10% per annum. At February 28, 1998, $1,250,000 was outstanding under the Gilman Loan with principal payable in equal quarterly installments of $250,000 due on January 15, April 15, July 15 and October 15, of each year until paid in full. Interest accrues on the principal outstanding from time to time and is payable quarterly on the same dates that principal payments are required. The Company has the option to prepay principal, in whole or in part at any time, without premium or penalty.

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

     On June 11, 1996, the Company entered into an Amended and Restated Stock Repurchase Agreement (the "New Agreement") with GCMG for, and simultaneously consummated, the repurchase of all of the Company' shares of common stock owned by GCMG and subject to the Old Agreement. Effective as of April 15, 1996, the Company had repurchased 473,265 shares of common stock from GCMG pursuant to the Old Agreement, which was amended and restated by the New Agreement to accelerate the repurchase by the Company for the remaining 2,400,599 shares of common stock owned by GCMG.
The total consideration paid by the Company consisted of a promissory note in the principal amount of $6,125,000 (the "New Loan"), along with the $1,155,000 in cash that was paid to GCMG in connection with the April 15, 1996 installment purchase under the Old Agreement. The New Loan bears interest, which is payable quarterly, at a rate of 10% per annum. Beginning April 15, 1997, the Company became obligated to make principal payments each year in an amount equal to 50% of annual net income, as defined, until the New Loan is repaid in full. The New Loan contains a balloon payment feature requiring, without regard to the above formula, that the entire outstanding principal balance be repaid in full on April 15, 2000. The New Loan is prepayable, in whole or in part, at any time by paying GCMG a prepayment penalty equal to 10% of the prepayment amount. Simultaneous with the execution of the New Agreement, $6,125,000 was reclassified from mandatorily redeemable common stock to notes payable to affiliate. At February 28, 1998, the balance outstanding under the New Loan was $3,612,500.

     The Combination Agreement pursuant to which the Company and Genesis would become subsidiaries of JWGenesis, requires the consent of GCMG. GCMG has advised the Company that it would not provide the consent unless the Company agreed to prepay, without penalty, the entire outstanding balance on any GCMG Loan requiring such consent. The Company estimates that the maximum prepayment amount will not exceed approximately $2,062,500. The Company expects to draw upon it existing lines of credit to facilitate any such prepayment.

     In its capacity as a co-general partner in an affiliated real estate limited partnership, the Company has guaranteed certain partnership indebtedness. Additionally, under applicable partnership law, as a co-general partner, the Company is contingently liable for any obligations of such limited partnership that remain unpaid after any dissolution of the partnership. The Company has made adequate provision in its financial statements for the possible effect on the Company's financial condition of the above guarantees or the Company's contingent liability as a co-general partner of its affiliated partnership. The Company does not expect to incur any significant losses or obligations that may materially affect the Company's liquidity or financial condition as a result of these matters.

BROKER-DEALER CAPITAL REQUIREMENTS

     CSG, DMG, JWC Securities and JWC Clearing are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital and requires that CSG's, DMG's and JWC Securities' ratio of aggregate indebtedness to net capital (excess net capital), as defined by the Rule, not exceed 15 to 1. JWC Clearing has elected to comply with the "alternative net capital requirement" of Rule 15c3-1, which requires net capital equal to or greater than 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. Additionally, JWC Clearing is subject to the minimum net capital requirements of the NYSE, which provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of December 31, 1997, CSG, JWC Securities and DMG had net capital of $2,024,000, $1,685,000 and $451,000 and excess net capital of $1,774,000, $1,435,000 and $351,000, respectively, each of which complied with the applicable requirements of Rule 15c3-1. At December 31, 1997, JWC Clearing's net capital was 10.4% of aggregate debit balances as compared with the minimum of 2%, and its Rule 15c3-1 net capital of $12,222,000 was $9,881,000 in excess of required net capital.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information to be contained in the Company's definitive proxy statement or Form 10-K/A, to be filed prior to April 30, 1988, with respect to the identity and background of directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 11. EXECUTIVE COMPENSATION.

     The information to be contained in the Company's definitive proxy statement or Form 10-K/A, to be filed prior to April 30, 1998, with respect to executive compensation, is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     The information to be contained in the Company's definitive proxy statement or Form 10-K/A, to be filed prior to April 30, 1998, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information to be contained in the Company's definitive proxy statement or Form 10-K/A, to be filed prior to April 30, 1998, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1) The following consolidated financial statements of JW
     Charles Financial Services, Inc. and subsidiaries are included in Part II - Item 8 of this Form 10-K:

        Consolidated Statements of Financial Condition as of
        December 31, 1997 and 1996.

        Consolidated Statements of Income For the Years Ended
        December 31, 1997, 1996 and 1995.

        Consolidated Statements of Stockholders' Equity For the
        Years Ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows For the Years Ended
        December 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements.

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

     (3) Exhibits included herein:

         Exhibit
          Number       Description
         --------      -----------
            2          Amended and Restated Agreement and Plan of Combination, dated as of March 9, 1998, among JW Charles Financial Services, Inc.,
                       JWGenesis Financial Corp. and the owners of all of the equity interests Genesis Merchant Group Securities, LLC.

            3(a)       Restated Articles of Incorporation (incorporated by reference to
                       Exhibit 3 to the Company's Current Report on Form 8-K dated
                       November 1, 1990).*

            3(b)       Articles of Amendment to Restated Articles of Incorporation
                       (incorporated by reference to Exhibit 3(b) to the Company's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1993).*

            3(c)       Articles of Amendment to Restated Articles of Incorporation
                      (incorporated by reference to Exhibit 3(c) to the Company's
                      Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994).*

            3(d)      By-Laws (incorporated by reference to Exhibit D to Amendment No.
                      1 to Registrant's Registration Statement of Form S-18 (File
                      Number 2-897713-A) filed with the Commission on May 2, 1984).*

            4(a)      Article III - Capitalization of the Company's Articles of
                      Incorporation (See Exhibit Number 3(b) above).*

           10(a)      Amended and Restated Agreement and Certificate of Limited
                      Partnership of The Depot Center, Ltd. (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for
                      the fiscal year ended January 31, 1985).*

           10(b)      Agreement for Securities Clearance Services between Corporate
                      Securities Group, Inc. and Bear Stearns & Co., Inc.
                      (incorporated by reference to Exhibit 10(d) to the Company's
                      Amendment to Application or Report on Form 8-K dated October 3,
                      1990).*

           10(c)      Amended and Restated Employment Agreement of Marshall T. Leeds
                     (incorporated by reference to Exhibit 10(e) to the Company's
                      Annual Report on Form 10-K for the fiscal year ended December
                      31, 1993).*

           10(d)      Loan Agreement between Gilman CMG, Inc. and JW Charles Financial
                      Services, Inc. Dated May 15, 1995 (incorporated by reference to
                      Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for
                      the fiscal quarter ended June 30, 1995).*

           10(e)      Promissory Note and Loan Agreement between JW Charles Financial
                      Services, Inc. and Wilmington Trust Company dated January 19,
                      1996 (incorporated by reference to Exhibit 10(i) to the
                      Company's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1995).*

           10(f)      Amended and Restated Common Stock Purchase Warrant issued to W T
                      Investments, Inc. dated February 27, 1998.

           10(g)      Amended and Restated Stock Purchase Agreement among JW Charles
                      Financial Services, Inc., Gilman CMG, Inc., Marshall T. Leeds
                      and Joel E. Marks dated June 1996 (incorporated by reference to
                      Item 7(c)(i) of the Company's Quarterly report on Form 10-Q for the period ending June 30, 1996).*

           10(h)      $6,125,000 Promissory Note issued by JW Charles Financial
                      Services, Inc. to Gilman CMG, Inc. dated June 1996 (incorporated by reference to Item 7(c)(ii) of the Company's Quarterly report on Form 10-Q for the period ending June 30, 1996).*

           10(i)      Revolving Loan Agreement between JW Charles Financial Services,
                      Inc. and SunTrust Bank, South Florida, N.A. dated December 18,
                      1996 (incorporated by reference to Item 10(i) of the Company's
                      Annual Report on Form 10-K for the year ended December 31,
                      1996).*

           10(m)      Common Stock Purchase Warrant issued to SunTrust Banks, Inc.
                      dated August 26, 1996 (incorporated by reference to Item 10(m)
                      of the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1996).*

           22         Subsidiaries of the Registrant.

           23         Consent of Price Waterhouse LLP.

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


Date: March 9, 1998                   JW CHARLES FINANCIAL SERVICES, INC.
                                               (Registrant)



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

/s/ Marshall T. Leeds                             Date: March 9, 1998
Marshall T. Leeds, Chairman, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ Joel E. Marks                                 Date: March 9, 1998
Joel E. Marks, Vice Chairman,
Secretary (Principal Financial
and Accounting Officer) and Director

/s/ Stephen W. Cropper                            Date: March 9, 1998
Stephen W. Cropper, Director

/s/ John R. Faiella                               Date: March 9, 1998
John R. Faiella, Director

/s/ Wm. Dennis Ferguson                           Date: March 9, 1998
Wm. Dennis Ferguson, Director

/s/ Gregg S. Glaser                               Date: March 9, 1998
Gregg S. Glaser, Director

/s/ Jerome A. Siegel                              Date: March 9, 1998
Jerome A. Siegel, Director

/s/ Curtis R. Sykora                              Date: March 9, 1998
Curtis R. Sykora, Director

/s/ Joseph P. Robilotto                           Date: March 9, 1998
Joseph P. Robilotto, Director

/s/Michael B. Weinberg                            Date: March 9, 1998
Michael B. Weinberg, Director

                    ANNUAL REPORT ON FORM 10-K





                       ITEM 8 and 14(a)(1)

                       FINANCIAL STATEMENTS







                   YEAR ENDED DECEMBER 31, 1997

               JW CHARLES FINANCIAL SERVICES, INC.

                       BOCA RATON, FLORIDA

JW Charles Financial Services, Inc. and Subsidiaries

               Index to Consolidated Financial Statements



                                                              Page

CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants
   Years Ended December 31, 1997, 1996 and 1995 .............. F-2

Consolidated Statements of Financial Condition ............... F-3
   December 31, 1997 and 1996

Consolidated Statements of Income ............................ F-4
   Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity ... F-5
   Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows......................... F-6
   Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements ................... F-7




Financial Statement Schedules
-----------------------------

All schedules are omitted because they are either not applicable or the required information is included in the Consolidated
Financial Statements or Notes thereto.
        Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of JW Charles Financial Services, Inc.


In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of JW Charles Financial Services, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Tampa, Florida
March 5, 1998

JW Charles Financial Services, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
===========================================================================

                                                                                          December 31,
                                                                                     1997               1996
                                                                                     -----------------------
   ASSETS
Cash and cash equivalents                                                    $   11,512,000     $   11,836,000
Commissions and other receivables from clearing brokers                             716,000          2,203,000
Receivable from customers, net of allowance for
  doubtful accounts of $546,000 and $421,000                                    107,507,000         98,610,000
Receivable from brokers and dealers                                               4,532,000          3,689,000
Securities owned, at market value                                                 9,010,000          5,308,000
Furniture, equipment and leasehold improvements, net
  of accumulated depreciation and amortization of
  $1,433,000 and $1,162,000                                                       1,742,000          1,194,000
Income taxes receivable                                                             294,000                  -
Deferred tax asset                                                                1,621,000          1,719,000
Other, net of allowance for doubtful accounts
  of $900,000 and $608,000                                                        3,798,000          2,772,000
                                                                             --------------     --------------
                                                                             $  140,732,000     $  127,331,000
                                                                             ==============     ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Short-term borrowings from banks                                          $   29,423,000     $   17,375,000
   Accounts payable, accrued expenses and other liabilities                      12,043,000         10,441,000
   Payable to customers                                                          35,055,000         50,898,000
   Payable to brokers and dealers                                                32,975,000         24,136,000
   Securities sold, not yet purchased, at market value                              567,000            450,000
   Line of credit                                                                   890,000                  -
   Notes payable to affiliates (Notes 7 and 15)                                   5,113,000          8,625,000
   Income taxes payable                                                                   -             34,000
                                                                             --------------     --------------
                                                                                116,066,000        111,959,000
                                                                             --------------     --------------
Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock $.001 par value--authorized 5,000,000
    shares; no shares issued or outstanding                                               -                  -
   Common stock $.001 par value-authorized 9,056,000
    shares; issued and outstanding 3,690,743 and 3,230,436
    shares at December 31, 1997 and 1996, respectively                                4,000              3,000
   Additional paid-in capital                                                     4,018,000            821,000
   Retained earnings                                                             20,651,000         14,548,000
   Treasury stock, at cost, 900 shares in 1997 and 0 shares in 1996                  (7,000)                 -
                                                                             --------------     --------------
         Total stockholders' equity                                             24,666,000          15,372,000
                                                                             --------------     --------------
                                                                             $ 140,732,000      $  127,331,000
                                                                             =============      ==============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Consolidated Statements of Income
===========================================================================

                                                           Year ended December 31,
                                                     1997              1996           1995
                                                     -------------------------------------
Revenues:
   Commissions                                 $  49,907,000     $  42,945,000     $  40,566,000
   Market making and principal
     transactions, net                            20,836,000        24,315,000         18,604,000
   Interest                                       11,363,000         9,625,000          7,279,000
   Clearing fees                                  12,338,000        11,463,000         10,176,000
   Other                                           2,738,000         2,672,000          3,416,000
                                               -------------     -------------     --------------
                                                  97,182,000        91,020,000         80,041,000
                                               -------------     -------------     --------------
Expenses:
   Commissions and clearing costs                 51,238,000        47,229,000         42,160,000
   Employee compensation and benefits             16,278,000        14,911,000         13,820,000
   Occupancy and equipment rental                  5,180,000         4,520,000          4,206,000
   Communications                                  3,361,000         3,809,000          3,867,000
   General and administrative                      6,946,000         8,431,000          6,647,000
   Interest                                        4,387,000         3,888,000          3,054,000
                                               -------------     -------------     --------------
                                                  87,390,000        82,788,000         73,754,000
                                               -------------     -------------     --------------

Income before income taxes                         9,792,000         8,232,000          6,287,000
Provision for income taxes                         3,689,000         2,207,000          2,477,000
                                               -------------     -------------     --------------
Net income                                     $   6,103,000     $   6,025,000     $    3,810,000
                                               =============     =============     ==============

Net income per common share:
Basic                                          $        1.77     $        1.42     $          .65
                                               -------------     -------------     --------------
Diluted                                        $        1.50     $        1.26     $          .64
                                               -------------     -------------     --------------
Weighted average common shares:
Basic                                             3,443,141          4,245,895          5,862,296
                                               ------------      -------------     --------------
Diluted                                           4,069,594          4,783,582          5,999,767
                                               ------------      -------------     --------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
===========================================================================


                                                                         Additional                                    Total
                                        Preferred Stock   Common Stock     Paid-In    Retained      Treasury Stock  Stockholders'
                                      Shares    Amount   Shares    Amount   Capital   Earnings     Shares    Amount   Equity
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1994          700,000  $ 1,000  5,861,097 $ 6,000 $1,076,000 $11,676,000       -    $    -   $ 12,759,000
  Issuance of common stock upon
   exercise of stock options               -         -      2,250      -       3,000           -       -         -          3,000
  Reinstatement of forfeited
    common stock                           -         -      8,775      -           -           -       -         -              -
  Net income                               -         -          -      -           -    3,810,000      -         -      3,810,000
  Redemption of preferred stock      (700,000)  (1,000)         -      -           -           -       -         -         (1,000)
  Reclassification of mandatorily
    redeemable common stock                -         -          -      -     (317,000) (5,661,000)     -         -     (5,978,000)
 Accretion of mandatorily
    redeemable common stock                -         -          -      -           -   (1,035,000)     -         -     (1,035,000)
                                     --------  -------- ---------  ------    -------- -------------  -----    -----    ------------

Balance at December 31, 1995               -         -  5,872,122   6,000     762,000   8,790,000      -         -      9,558,000

  Issuance of common stock upon
    exercise of stock options              -         -    232,087       -      56,000           -      -         -         56,000
  Net income                               -         -          -       -           -   6,025,000      -         -      6,025,000
  Purchase of mandatorily
    redeemable common stock                -         - (2,873,773) (3,000)      3,000           -      -         -              -

  Accretion of mandatorily
    redeemable common stock                -         -          -       -           -    (267,000)     -         -        (267,000)
                                     --------  -------- ---------  ------    -------- -------------  -----    -----    ------------

Balance at December 31, 1996               -         -  3,230,436   3,000     821,000  14,548,000      -         -      15,372,000

  Issuance of common stock upon
   exercise of stock options               -         -    105,456       -      37,000           -      -         -          37,000
  Issuance of common stock for
   AGRO acquisition                        -         -    354,851   1,000   2,927,000           -      -         -       2,928,000
  Net income                               -         -          -       -           -   6,103,000      -         -       6,103,000
  Purchase of treasury shares              -         -          -       -           -           -   (900)   (7,000)         (7,000)
  Tax benefit related to non-
   qualified option exercise               -         -          -       -     233,000           -      -         -         233,000
                                     --------  -------- ---------  ------  ---------- -----------   ----   -------    ------------
Balance at December 31, 1997               -   $     -  3,690,743  $4,000  $4,018,000 $20,651,000   (900)  $(7,000)   $ 24,666,000
                                     ========  =======  =========  ======  =========  ===========   ====   =======    ============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
===========================================================================

                                                                                             Year ended December 31,
                                                                                       1997          1996           1995
                                                                                       ---------------------------------
OPERATING ACTIVITIES
   Net income                                                                    $  6,103,000   $  6,025,000   $  3,810,000
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
         Depreciation and amortization on furniture,
          equipment and leasehold improvements                                        335,000        264,000        246,000
         Amortization of other assets                                                  95,000        535,000        668,000
         (Gain) loss on disposal of furniture, equipment and
          leasehold improvements                                                       (3,000)         7,000              -
         Provision for doubtful accounts                                                    -              -        679,000
         Change in assets and liabilities, net of effect from acquisition:
            Commissions and other receivables from clearing brokers                 1,487,000        547,000        150,000
            Receivable from customers                                              (8,897,000)   (17,172,000)   (31,984,000)
            Receivable from brokers and dealers                                      (843,000)     2,063,000        232,000
            Securities owned                                                         (335,000)     6,178,000       (148,000)
            Income taxes receivable                                                  (294,000)             -              -
            Deferred tax asset                                                         98,000       (708,000)      (651,000)
            Other assets                                                           (1,121,000)      (380,000)     1,513,000
            Accounts payable, accrued expenses and other liabilities                1,163,000      1,530,000      2,331,000
            Payable to customers                                                  (15,843,000)    19,547,000      1,063,000
            Payable to brokers and dealers                                          8,839,000      1,926,000      6,055,000
            Securities sold, net yet purchased                                        117,000     (3,624,000)      (874,000)
            Income taxes payable                                                      (34,000)      (425,000)       459,000
                                                                                -------------   ------------   ------------
               Net cash (used in) provided by operating activities                (9,133,000)    16,313,000    (16,451,000)
                                                                                -------------   ------------   ------------

INVESTING ACTIVITIES
   Purchases of furniture, equipment and leasehold improvements                      (886,000)      (312,000)      (529,000)
   Proceeds from disposal of furniture, equipment and leasehold improvements            6,000        100,000         24,000
                                                                                -------------   ------------   ------------
               Net cash used by investing activities                                 (880,000)      (212,000)      (505,000)
                                                                                -------------   ------------   ------------

FINANCING ACTIVITIES
   Change in short-term borrowings from banks                                     12,048,000     (10,763,000)    21,811,000
   Change in line of credit                                                          890,000               -              -
   Change in notes payable to affiliate                                           (3,512,000)     (1,000,000)    (1,661,000)
   Repurchase of mandatorily redeemable common stock                                       -      (1,155,000)             -
   Issuance of common stock                                                          270,000          56,000          3,000
   Cash flow distributions and redemptions of preferred stock                              -               -         (1,000)
   Purchase of treasury stock, at cost                                                (7,000)              -              -
                                                                                -------------   ------------   ------------
               Net cash provided (used) by financing activities                    9,689,000     (12,862,000)    20,152,000
                                                                                -------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents                                (324,000)      3,239,000      3,196,000
Cash and cash equivalents at beginning of year                                    11,836,000       8,597,000      5,401,000
                                                                                -------------   ------------   ------------
Cash and cash equivalents at end of year                                        $ 11,512,000    $ 11,836,000   $  8,597,000
                                                                                ============    ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                                  $  3,619,000    $  3,814,000   $  2,885,000
                                                                                ============    ============   ============
      Income taxes                                                              $  3,611,000    $  3,886,000   $  2,404,000
                                                                                ============    ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
During fiscal 1995, the Company reinstated 8,755 shares of common stock originally forfeited in fiscal 1992.
During fiscal 1996, the Company redeemed mandatorily redeemable common stock in the amount of $6,125,000 by using an unsecured promissory note payable to an affiliate for an equal amount.
During fiscal 1997 and 1996, respectively, the Company issued 112,500 and 277,500 shares of common stock relating to options exercised for which the consideration received was 38,156 and 86,288 shares of common stock, respectively.
On September 22, 1997, the Company issued 354,851 shares of common stock in connection with the acquisition of The Americas
  Growth Fund, Inc. (Note 18)


  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES:

   OPERATIONS

   JW Charles Financial Services, Inc. ("JWCFS" and the "Company"), formerly Corporate Management Group, Inc., was incorporated in the State of Florida on December 19, 1983, and through its subsidiaries is primarily engaged in the securities brokerage and investment banking business.

   BASIS OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of JW Charles Financial Services, Inc. and its subsidiaries, Corporate Securities Group, Inc. ("CSG"), JW Charles Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp. ("JWC Clearing"), CMG Capital Corp., First Investors Life Agency, Inc., DMG Securities, Inc. ("DMG"), Discount Securities Group, Inc., and The Americas Growth Fund, Inc. ("AGRO"). All consolidated subsidiaries are 100% owned by the Company except for AGRO, which is 91% owned (see Note 18). JWCFS does not have any significant assets or liabilities other than investments in subsidiaries and notes payable to affiliates. JWCFS functions principally as a holding company and, therefore, it does not have any operations that are material to the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

   TRANSACTION REPORTING

   Securities transactions and the related revenues and expenses are recorded in the accounts on trade date. Clearing fees include service charges, execution fees and commissions on order flow.

   EARNINGS PER COMMON SHARE

   Earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for 1997. SFAS 128 requires the Company to report both basic earnings per common share, which is based on the weighted average number of common shares outstanding, and diluted earnings per common share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Earnings available for common stockholders has been reduced by the amount of mandatory preferred stock dividends, if any (see Note 13), but has not been reduced by the amount of accretion of mandatorily redeemable common stock (see Note 15). Stock repurchasable pursuant to the mandatorily redeemable common stock agreement is included in the weighted average number of common shares outstanding until redeemed. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of SFAS 128 (see Note 17).

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

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

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

3.   RECEIVABLE FROM AND PAYABLE TO BROKERS AND DEALERS:

   Amounts receivable from and payable to brokers and dealers consist of the following:

                                                                          December 31,
                                                                     1997             1996
                                                                     ----             ----
Receivable:
   Securities failed to deliver                                 $   680,000     $   780,000
   Deposits on securities borrowed                                3,642,000       2,347,000
   Other amounts due from brokers and dealers                       210,000         562,000
                                                                -----------     -----------
                                                                $ 4,532,000     $ 3,689,000
                                                                ===========     ===========
Payable:
   Securities failed to receive                                 $   805,000     $   776,000
   Deposits on securities loaned                                 27,622,000      18,049,000
   Other amounts due to brokers and dealers                       4,548,000       5,311,000
                                                                -----------     -----------
                                                                $32,975,000     $24,136,000
                                                                ===========     ===========

   Deposits on securities borrowed and securities loaned represent cash on deposit with or received from other brokers and dealers relating to securities borrowed and securities loaned transactions, respectively. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

4. RECEIVABLE FROM AND PAYABLE TO CUSTOMERS:

   Receivable from and payable to customers arise from cash and margin transactions executed by the Company on the customer's behalf.
   Receivables are collateralized by securities owned by customers. Such collateral is not reflected in the accompanying consolidated statements of financial condition.

5. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED:

   Securities owned and securities sold, not yet purchased consist of securities, at market value, as follows:


                                                                          December 31,
                                                                     1997           1996
                                                                     ----           ----
Securities owned:
   U.S. Government obligations                                  $ 4,224,000     $ 1,057,000
   Certificates of deposit                                           86,000               -
   State and municipal government obligations                     2,054,000       1,837,000
   Corporate obligations                                          1,064,000         510,000
   Corporate stocks                                                 751,000       1,243,000
   Non-marketable                                                   546,000         416,000
   Other                                                            285,000         245,000
                                                                -----------     -----------
                                                                $ 9,010,000     $ 5,308,000
                                                                ===========     ===========

Securities sold, not yet purchased:
   U.S. Government obligations                                  $    83,000     $    85,000
   Certificates of deposit                                          101,000               -
   State and municipal government obligations                        62,000          99,000
   Corporate stocks                                                 146,000         171,000
   Other                                                            175,000          95,000
                                                                -----------     -----------
                                                                $   567,000     $   450,000
                                                                ===========     ===========

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

6. SHORT-TERM BORROWINGS FROM BANKS:

   Borrowings under the Company's financing agreement with a bank bear interest based upon the federal funds rate, are restricted to a percentage of the market value of the related collateral securities, and are due on demand. At December 31, 1997, 1996 and 1995 approximately $29,423,000, $17,375,000, and $28,138,000, respectively, were outstanding under this arrangement. The market value of the collateral relating to this arrangement was approximately $40,000,000 $20,000,000 and $50,000,000 at December 31, 1997, 1996 and 1995,
   respectively, including customer margin account securities of approximately $37,000,000, $9,000,000, and $40,000,000, respectively.
   The maximum and average amounts outstanding during the year ended December 31, 1997 were approximately $39,000,000, $28,000,000 , respectively ($38,000,000 and $22,000,000, respectively, for the year ended December 31, 1996, and $28,000,000 and $12,000,000, respectively, for the year ended December 31, 1995). The average interest rates during the same periods were 6.8%, 6.3%, and 6.8%, respectively.

7. NOTES PAYABLE TO AFFILIATE:

   On May 24, 1993, the Company issued a $2,500,000 unsecured promissory note to Gilman Securities Corporation ("Gilman"), an affiliate of a principal stockholder of the Company, and on March 31, 1994, the Company issued a second $2,500,000 unsecured promissory note to Gilman (collectively, the "Note"). The Note bears interest at the per annum rate of 1% above the prime rate of Morgan Guaranty & Trust Company (8.5% at December 31, 1994). On May 15, 1995, the Company and Gilman amended the terms of the Note. The amended Note provided for a principal payment of $1,000,000 in May 1995 and quarterly principal payments beginning July 15, 1995. Interest is payable quarterly at the per annum rate of 10%. Under the terms of the amended Note, the Company is restricted from entering into new commitments or borrowings, outside of the ordinary course of business, over specified amounts. At December 31, 1997 and 1996, $1,500,000 and $2,500,000,
   respectively, was outstanding under the Note and is included in notes payable to affiliates on the accompanying consolidated statements of financial condition. Aggregate annual future payments due on the Note are as follows:

                      1998        $1,000,000
                      1999           500,000
                                  ----------
                                   1,500,000
                                 ===========

   The Company recorded interest expense of approximately $628,000, $637,000 and $420,000 for the years ended December 31, 1997, 1996 and 1995, respectively, related to notes payable to affiliates.

8.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

   Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized and not recognized in the consolidated statements of financial condition.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

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

9.   COMMITMENTS AND CONTINGENCIES:

   In the normal course of business, the Company enters into underwriting commitments. There were no outstanding underwriting commitments at December 31, 1997, 1996 and 1995.

   The Company leases its operations headquarters, branch offices and certain equipment under operating leases that generally allow for renewal and are in effect for various terms through 2003. Lease expense with respect to operating leases for the years ended December 31, 1997, 1996 and 1995 approximated $1,650,000, $1,448,000 and
   $1,559,000, respectively.

   Based upon long-term noncancelable leases and other contractual commitments, the future minimum commitments as of December 31, 1997 are as follows:

             1998                                $ 1,959,000
             1999                                  1,927,000
             2000                                  1,899,000
             2001                                    889,000
             2002                                    336,000
             Thereafter                                7,000
                                                 -----------
                                                 $ 7,017,000
                                                 ===========

   Included in other assets in the accompanying consolidated statements of financial condition at December 31, 1997 and 1996 are investments in real estate partnerships of $34,000 and $42,000, respectively. Under applicable partnership law, the Company, as co-general partner, is contingently liable for any obligations of these real estate limited partnerships that remain unpaid after any dissolution of the partnerships. The Company has not made any provision in the consolidated financial statements for the possible effect of the Company's contingent liability as a co-general partner of its affiliated partnerships. The Company does not expect to incur any losses or obligations that will have a material adverse effect on its financial position or results of operations.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

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

10.  INCOME TAXES:

   The provision (benefit) for income taxes consists of:

                                                          Year ended
                                                         December 31,
                                              1997           1996          1995
                                          ----------------------------------------
     Current provision:
       Federal                            $3,115,000     $2,823,000     $2,829,000
       State                                 477,000        535,000        299,000
                                          ----------     ----------     ----------
                                           3,592,000      3,358,000      3,128,000
                                          ----------     ----------     ----------

Deferred provision (benefit):
       Federal                                84,000       (998,000)      (589,000)
       State                                  13,000       (153,000)       (62,000)
                                          ----------     ----------     ----------
                                              97,000     (1,151,000)      (651,000)
                                          ----------     ----------     ----------
                                          $3,689,000     $2,207,000     $2,477,000
                                          ==========     ==========     ==========

   At December 31, 1997, the Company has a net operating loss ("NOL") carryforward of approximately $750,000 for income tax purposes that expires in 2005. The NOL carryforward, which was acquired by merger in 1990, is limited under the separate return limitation year rules. It is anticipated that the Company will generate sufficient future taxable income to realize the deferred income tax asset.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of December 31 are as follows:

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

                                                1997            1996
                                                ----            ----

     Reserve for bad debts                  $  544,000    $    476,000
     Contingency accruals                      793,000         972,000
     Net operating loss carryforward           282,000         302,000
     Other                                       2,000          44,000
                                            ----------    ------------
     Gross deferred tax assets              $1,621,000       1,794,000
                                            ----------    ------------
     Gross deferred tax liability                    -         (75,000)
                                            ----------    ------------
     Net deferred tax asset                 $1,621,000    $ 1,719,000
                                            ==========    ===========

   The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:


                                                      December 31,
                                               1997       1996        1995
                                               ----       ----        ----
     Tax at statutory rate                     34.0%      34.0%      34.0%
     Increase (decrease) resulting from:
       Effect of state income tax               3.6%       2.4%       3.6%
       Effect of reversal of valuation
         allowance                                 -     (10.0%)        -
       Effect of nondeductible travel
         and entertainment                       2.0%      1.0%       1.3%
       Other                                    (2.0%)    (0.6%)      0.5%
                                               ------    -----       -----
                                                37.6%     26.8%      39.4%
                                               ======    =====       =====

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

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

                                                                           December 31,
                                                                       1997            1996
                                                                       ---------------------
JWC Clearing (alternative method elected):
   Net capital as a percentage of aggregate debit items                 10.4%             11.9%
   Net capital                                                   $ 12,222,000     $ 12,863,000
   Required net capital                                          $  2,341,000        2,160,000


CSG:
   Ratio of aggregate indebtedness to net capital                        1.50%            1.86%
   Net capital                                                   $  2,024,000     $  1,476,000
   Required net capital                                          $    250 000     $    250,000

JWC Securities:
   Ratio of aggregate indebtedness to net capital                        2.21%            1.53%
   Net capital                                                   $  1,685,000     $  2,153,000
   Required net capital                                          $    250,000     $    250,000

DMG:
   Ratio of aggregate indebtedness to net capital                        0.51%            1.14%
   Net capital                                                   $    451,000     $    317,000
   Required net capital                                          $    100,000     $    100,000


   JWC Clearing is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 which specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the rule and as required by the NYSE. At December 31, 1997 and 1996, JWC Clearing had no requirement to segregate funds under the rule.

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

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

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

   In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at the December 31, 1997 market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 1997.

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

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

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

   In conjunction with a stock repurchase agreement entered into with Gilman (described in detail in Note 15), the Company purchased all of the Company's outstanding preferred stock from Gilman for an aggregate price of $700 during 1995.

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

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

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

   On June 11, 1996, the Company entered into an Amended and Restated Stock Repurchase Agreement (the "New Agreement") with Gilman for, and simultaneously consummated, the accelerated repurchase of all of the Company's shares of common stock owned by Gilman and subject to the Old Agreement. The total consideration paid by the Company consisted of a promissory note in the principal amount of $6,125,000 (the "Stock Loan"), along with the $1,155,000 in cash that was paid to Gilman in connection with the April 15, 1996 installment purchase under the Old Agreement. The difference between the adjusted purchase price of the mandatorily redeemable common stock at December 31, 1995, and the adjusted purchase price at June 11, 1996 was accreted to mandatorily redeemable common stock through a $267,000 direct charge to retained earnings for the year ended December 31, 1996. The Stock Loan bears interest, which is payable quarterly, at a rate of 10% per annum. Beginning April 15, 1997, the Company is obligated to make principal payments each year in an amount equal to 50% of annual net income, as defined, until the Stock Loan is repaid in full. Accordingly, on April 15, 1997, the Company made a principal payment to Gilman in the amount of $2,512,000. At December 31, 1997, the balance outstanding under the Stock Loan was $3,613,000, of which $2,552,000 is due on April 15, 1998. The Stock Loan contains a balloon payment feature requiring, without regard to the above formula, that the entire outstanding principal balance be repaid in full on April 15, 2000.

   The Stock Loan is prepayable, in whole or in part, at any time by paying Gilman a prepayment penalty equal to 10% of the prepayment amount. Additionally, Gilman's consent is required prior to the Company consummating any merger or reorganization. Simultaneous with the execution of the New Agreement, $6,125,000, which was the mandatorily redeemable common stock balance on June 11, 1996, was reclassified from mandatorily redeemable common stock to notes payable to affiliate.

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

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

   Information for the 1990 Plan for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:


                                                         EXERCISE              WEIGHTED
                                           NUMBER          PRICE               AVERAGE
                                          OF SHARES        RANGE           EXERCISE PRICE
                                          -----------------------------------------------
Balance, December 31, 1994                451,875      $  1.33 - 2.50      $      1.90
Granted                                   210,000         2.25 - 2.55             2.50
Exercised                                  (2,250)               1.33             1.33
Forfeited                                 (66,000)        1.33 - 2.50             2.49
                                         --------      --------------      -----------
Balance, December 31, 1995                593,625         1.33 - 2.55             2.05

Granted                                   272,089         2.85 - 4.49             3.74
Exercised                                (208,125)        1.33 - 1.95             1.70
Forfeited                                 (18,238)        2.55 - 2.85             2.70
                                         --------     ---------------     ------------
Balance, December 31, 1996                639,351         1.95 - 4.49             2.87

Granted                                   449,190         6.50 -10.00             7.36
Exercised                                 (17,000)        1.95 - 4.09             2.20
Forfeited                                  (5,385)        6.73 -10.00             7.64
                                         ---------    ---------------    -------------
Balance, December 31, 1997               1,066,156    $   1.95 - 9.08    $        4.75
                                         ---------    ---------------    -------------

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

   During 1993, the Company granted discretionary options to an officer of the Company to purchase 225,000 shares of the Company's common stock at an exercise price of $2.50 per share. The exercise price was greater than the fair market value of the common stock on the date of grant. The options vest in increments of 75,000 shares on December
   31, 1993, 1994 and 1995, and may be exercised in whole or in part, with respect to such vested amounts of shares, until the expiration of the options on December 31, 1997. As of December 31, 1997, all of the options had been exercised.

   The Company has a restricted stock plan providing for the issuance of up to 750,000 shares of its authorized but unissued common stock to nonexecutive employees and registered representatives. As of December 31, 1997 and 1996, 10,500 shares had been issued under the restricted stock plan and 739,500 shares of common stock have been reserved for future issuance.

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


                                                                  Year ended
                                                                 December 31,
                                                             1997          1996
                                                             ------------------
NET INCOME:
   As reported                                          $ 6,103,000     $6,025,000
   Pro forma                                            $ 5,404,000     $5,822,000

Basic earnings per common share:
   As reported                                          $      1.77     $     1.42
   Pro forma                                            $      1.57     $     1.37

Diluted earnings per common share:
   As reported                                          $      1.50     $     1.26
   Pro forma                                            $      1.33     $     1.22

   These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes the fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock purchase rights granted in 1997 and 1996, respectively: dividend yields of 0.0% for both years; expected

                                F-20

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

   volatility of 53.2% and 52.1%; risk-free interest rates of 6.0% and 6.1%; and expected life of 5 years for all grants. The weighted average fair value of stock options granted in 1997 and 1996 was $3.88 and $1.96, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1997 and 1996 is 3.3 and
   3.4 years, respectively. At December 31, 1997, 1996 and 1995, the Company had options available for future grants of 306,469, 92,788 and 364,875, respectively. The following table summarizes information about the options exercisable at December 31:

                                                 1997          1996              1995
                                                 ----          ----              ----
   Number of shares                             395,499       262,500           375,625
   Exercise price ranges                  $   1.95-6.50    $1.95-2.50     $   1.33-2.50
   Weighted average exercise price        $        3.56    $     2.20     $        2.03

   The Company adopted a Pension and Profit Sharing Plan (the "Plan") in 1986 which offers all full-time employees over the age of 21 of the Company tax advantages pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, participants may elect to defer up to 10% of their compensation. The Company will make a matching contribution to the Plan of 50% of the first 4% of compensation contributed by each participant who is employed by the Company or its subsidiary on December 31 of such year. Participant's contributions to the Plan are fully vested at all times and are not subject to forfeiture. The Company's matching contribution vests to each participant over a five-year vesting schedule based upon the participant's years of service with the Company. Contributions are made by participants by means of a payroll deduction program. Within specified limits, participants have the right to direct their savings into certain kinds of investments as specified in the Plan. Employee compensation and benefits include approximately $225,000, $264,000, and $197,000 of Company matching contributions made during 1997, 1996 and 1995, respectively.

   On October 1, 1997, the Company adopted an Employee Stock Purchase Plan, which is authorized to issue up to 400,000 shares of common stock to its full-time employees to purchase shares of common stock through voluntary contributions, including periodic payroll deductions. Under the terms of the Plan, employees are limited to a monthly contribution varying between $50 and $1,650 of after-tax dollars to purchase the Company's common stock. The purchase price of the stock is the lesser of 85 percent of the market price on the first day of the quarter, or on the stock purchase date designated after the end of each quarter. Under the Plan, the Company is committed to issue or purchase in the open market 25,151 shares of common stock at December 31, 1997.

17.  EARNINGS PER COMMON SHARE:

     Presented below is basic and diluted EPS under SFAS 128 for the years ended December 31, 1997, 1996 and 1995:

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

                                                                               PER SHARE
                                                   INCOME         SHARES         AMOUNT
1997
Earnings per share of common stock              $ 6,103,000     3,443,141      $     1.77
Effect of dilutive securities:
   Stock options                                        ---       626,453              ---
                                                -----------    ----------      -----------
Earnings per share of common stock --
 assuming dilution                              $ 6,103,000     4,069,594      $      1.50
                                                -----------    ----------      -----------

1996
Earnings per share of common stock              $ 6,025,000     4,245,895      $      1.42
Effect of dilutive securities:
   Stock options                                        ---       537,687              ---
                                                -----------    ----------      -----------
Earnings per share of common stock --
 assuming dilution                              $ 6,025,000     4,783,582      $      1.26
                                                ===========    ==========      ===========

1995
Earnings per share of common stock              $ 3,810,000     5,862,296      $      .65
Effect of dilutive securities:
   Stock options                                        ---       137,471             ---
                                                -----------    ----------      ----------
Earnings per share of common stock --
 assuming dilution                              $ 3,810,000     5,999,767      $      .64
                                                ===========    ==========      ==========

18. ACQUISITION:

   On September 22, 1997, the Company completed its exchange tender offer (the "Exchange Offer") to acquire all of the outstanding shares of common stock of The Americas Growth Fund, Inc. ("AGRO") not already owned by the Company. AGRO is a non-diversified, closed-end, management investment company. Prior to the commencement of the Exchange Offer, the Company owned 26% of the outstanding shares of common stock of AGRO. A total of approximately 823,000 shares of AGRO common stock, representing approximately 65% of AGRO common stock tendered were accepted for exchange by the Company according to the terms of the Exchange Offer on the basis of .431 shares of the Company's common stock for each share of AGRO resulting in the issuance by the Company of 354,851 shares of common stock at a price of $8.25 per share. The tendered shares together with the shares already owned by the Company represent approximately 91% of the outstanding shares of AGRO common stock, with the remaining 9% of AGRO shares held by minority shareholders.

   The AGRO acquisition was accounted for under the purchase method of accounting. The Company has consolidated the accounts of AGRO in the accompanying financial statements effective as of September 22, 1997. In accordance with the Exchange Offer, the purchase of the 65% of AGRO common stock tendered was allocated to the fair value of the net assets acquired as follows:

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

              Tangible assets acquired      $2,948,000
              Liabilities assumed               20,000
                                            ----------
                                            $2,968,000
                                            ==========

   The AGRO Minority Shareholders' interests in these accounts is reflected as accrued expenses in the accompanying financial statements. The Company is presently considering its options to effect a transaction that would result in its ownership of 100% of the shares of AGRO or the liquidation of AGRO and pro rata distribution of its assets to the Company and the holders of the remaining 9% of AGRO shares. Pro forma information for AGRO is not presented as management has determined that this information does not materially impact the historical financial data.

19. LINES OF CREDIT:

   On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any six consecutive quarterly periods. At December 31, 1997 the balance outstanding under the Wilmington Facility was $0.

   In connection with the Wilmington Facility, the Company entered into a Marketing Agreement with Wilmington Trust FSB (the "Wilmington Marketing Agreement") and granted W T Investments, Inc. a warrant to purchase up to 600,000 shares of the Company's common stock at any time prior to December 31, 2002 (the "Wilmington Warrant"). The exercise price per share is the greater of $3.67 or an amount equal to the sum of total (i) gross revenues multiplied by .175 plus (ii) earnings before tax multiplied by 2.5 and divided by the weighted average number of common shares outstanding based upon the Company's audited financial statements. At December 31, 1997, the Wilmington Warrant exercise price per share was approximately $11.30. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

   On December 18, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The SunTrust Facility matures on April 30, 2000, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust Facility bear interest at the prime rate of interest as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

   quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $9,000,000, plus 75% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At December 31, 1997 the balance outstanding under the SunTrust Facility was $890,000. In connection with the SunTrust Facility, the Company entered into a marketing agreement with SunTrust (the "SunTrust Marketing Agreement") and granted SunTrust Banks, Inc. a warrant to purchase 37,500 shares of the Company's common stock at any time prior to December 31, 2002. The exercise price per share is $6.67. The SunTrust Marketing Agreement provides that the Company will market certain products and services, through the Company's participation as an underwriter or selling group member of various municipal finance offerings underwritten by SunTrust Capital Markets, Inc., to the Company's brokers, clients and prospects.

20. SUBSEQUENT EVENTS

   On January 21, 1998, the Company executed an Agreement and Plan of Combination (the "Combination Agreement") with Genesis Merchant Group Securities Group, LLC ("Genesis"), the owners (the "Genesis Members") of all of the outstanding equity interests in Genesis (the "Genesis Membership Interests") and JWGenesis Financial Corp., a newly formed Florida corporation and currently a wholly-owned subsidiary of the Company ("JWGenesis"). Genesis is a San Francisco-based investment banking firm with special expertise in institutional research, sales and trading, corporate finance and brokerage processing services.

   The Combination Agreement contemplates, among other things, that (i) JWGenesis will acquire the outstanding shares of JWCFS Common Stock, pursuant to a statutory share exchange, in exchange for shares of JWGenesis Common Stock, on a one-for-one basis, with the result that JWCFS will become a wholly-owned subsidiary of JWGenesis and each issued and outstanding share of JWCFS will be exchanged for and become the right to receive one share of JWGenesis Common Stock and (ii) Genesis Members holding at least 90% of the Genesis Membership Interests will exchange such interests for up to 1,500,000 shares of JWGenesis Common Stock with the result that Genesis will become at least a 90% owned limited liability company of JWGenesis.
   The Combination, which will be accounted for as a purchase, is expected to be completed during 1998 and is subject to approval by the shareholders of the Company as well as other customary conditions of closing.