Form 10-K405/A
period 1997-12-31
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1998-03-24
CIK 741557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K/A #1

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _________

                      Commission file number 0-14772

                   JW CHARLES FINANCIAL SERVICES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Florida                          58-1545984
  ------------------------------    -----------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)

     980 North Federal Highway - Suite 210
          Boca Raton, Florida                     33432
  ----------------------------------------     ----------
  (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code  (561) 338-2600

       Securities registered pursuant to Section 12(b) of the Act:

                 Common Stock - Par Value $.001 per share
                 ----------------------------------------
                             (Title of class)

         Securities registered pursuant to Section 12(g) of the Act:  None

          Name of Exchange of Which Registered:  The American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     On March 4, 1998, the Registrant had 3,728,093 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates, was approximately $32,000,000.

               DOCUMENTS INCORPORATED BY REFERENCE

                              None.

FOR CONVENIENT REFERENCE, THIS FORM 10-K/A COMPLETELY AMENDS
AND RESTATES THE FORM 10-K FILED ON MARCH 6, 1998, INCLUDING THE
EXHIBITS.  THE CHANGES FROM THE PRIOR FILING ARE MARKED AS REQUIRED
BY EDGAR.

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

RECENT DEVELOPMENTS

     THE GENESIS MERCHANT GROUP SECURITIES LLC ACQUISITION

     On January 21, 1998, the Company executed an Agreement and Plan of Combination (the "Combination Agreement"), which was amended and restated as of March 9, 1998, with Genesis Merchant Group Securities Group, LLC ("Genesis"), the owners (the "Genesis Members") of all of the outstanding equity interests in Genesis (the "Genesis Membership Interests") and JWGenesis Financial Corp., a newly formed Florida corporation and currently a wholly owned subsidiary of the Company ("JWGenesis"). Genesis is a San Francisco-based investment banking firm with special expertise in institutional research, sales and trading, corporate finance and brokerage processing services.

     The Combination Agreement contemplates, among other things, that (i) JWGenesis will acquire the outstanding shares of JWCFS Common Stock, pursuant to a statutory share exchange, in exchange for shares of JWGenesis Common Stock, on a one-for-one basis, with the result that JWCFS will become a wholly owned subsidiary of JWGenesis and each issued and outstanding share of JWCFS will be exchanged for and become the right to receive one share of JWGenesis Common Stock and (ii) Genesis Members holding at least 90% of the Genesis Membership Interests will exchange such interests for up to

1,500,000 shares of JWGenesis Common Stock with the result that Genesis will become at least a 90% owned limited liability company of JWGenesis (collectively, the "Combination").

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


FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company or statements made by its directors, officers or employees may constitute "forward-looking" statements under the Private
Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. Any statements made in this Prospectus, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements. Such forward-looking statements and other forward-looking statements made by the Company or its representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those set forth under the heading "Risk
Factors".


RISK FACTORS

INHERENT UNCERTAINTIES RELATING TO CERTAIN EFFECTS OF THE COMBINATION

      COORDINATION OF OPERATIONS. The success of the Combination in enhancing long-term shareholder value depends in part on the ability of the respective managements of the Company and Genesis to coordinate the operations of their two business enterprises. As in every business combination, such coordination will require the dedication of management resources, which may temporarily divert attention from the day-to-day business of JWGenesis.  The difficulties of
coordination may be increased by the necessity of managing geographically separated organizations, in that the Company will remain (and JWGenesis will be) headquartered in Boca Raton, Florida, whereas Genesis will remain based in San Francisco. There can be no assurance that the coordination necessary to maximize the benefits of the Combination will be wholly realized. See "  Recent
Developments   The Genesis Merchant Group securities LLC
Acquisition."

     REALIZATION OF COST REDUCTIONS AND REVENUE INCREASES. The senior managements of the Company and Genesis expect certain reductions in expenses and increases in revenue as a result of the Combination, without taking into account or attempting to quantify any of the incremental operating profits or other cost savings expected to be realized over time through the Combination. The Board of Directors of the Company took into account this expectation in deciding to approve the Combination. There can be no assurance, however, that JWGenesis will be able to realize, or do so within any particular time frame, the expected cost reductions and revenue increases, or generate additional revenue to offset any unanticipated inability to realize such expected cost reductions and
revenue increases. See "  Recent Developments   The Genesis Merchant
Group securities LLC Acquisition."

VOLATILE NATURE OF THE SECURITIES BUSINESS

     The securities business is, by its nature, subject to significant risks, particularly in volatile or illiquid markets, including the risk of trading losses, losses resulting from the ownership or underwriting of securities, counterparty failure to meet commitments, customer fraud, employee fraud, issuer fraud, errors and misconduct, failures in connection with the processing of securities transactions and litigation. The Company's principal business activities consist of retail securities brokerage, investment banking and clearing and execution services and are highly competitive and subject to various risks, volatile trading markets and fluctuations in the volume of market activity. The securities business is directly affected by many factors, including economic and political conditions, broad trends in business and finance, legislation and regulation affecting the business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of the securities industry in the marketplace and the level and volatility of interest rates. These and other factors can contribute to lower price levels for securities and illiquid markets.

     Lower price levels of securities may result in (i) reduced volumes of securities transactions, with a consequent reduction in commission revenues; (ii) losses from declines in the market value of securities held in trading, investment and underwriting positions and (iii) reduced management fees calculated as a percentage of assets managed. In periods of low volume, levels of profitability are further adversely affected because certain expenses remain relatively fixed. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets, which, in turn, may result in the Company having difficulty selling securities, hedging its securities positions, and investing funds under its management. Such negative market conditions, if prolonged, may also lower the Company's revenues from investment banking and other activities. As a result of the varied risks associated with the securities business, which are beyond the Company's control, the Company's commissions and other revenues could be adversely affected. A reduction in revenues or a loss resulting from the underwriting or ownership of securities could have a material adverse effect on the Company's results of operations and financial condition. In addition, as a result of such risks, the Company's revenues and operating results may be subject to significant fluctuations from quarter to quarter and from year to year.

SIGNIFICANT COMPETITION

     All aspects of the Company's business are highly competitive.
The Company competes directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, dealers, investment banking firms, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. Such mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than the Company. With respect to retail brokerage activities, certain of the regional firms with which the Company competes have operated in certain markets longer than has the Company and have established long-standing client relationships. In addition, the Company expects competition from commercial banks to increase as a result of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks relating to the sale of securities. The Company also competes with others in the financial services industry with respect to the recruiting of new employees and the retention of current employees.

     The Company expects to face increasing competition from companies offering electronic brokerage services, which is a rapidly developing industry. These competitors may have lower costs or provide fewer services, and may offer certain customers more attractive pricing or other terms, than the Company offers. The Company also anticipates competition from underwriters who attempt to effect public offerings for emerging growth companies through new means of distribution, including transactions effected using electronic media such as the Internet. In addition, disintermediation may occur as issuers attempt to sell their securities directly to purchasers, including sales using electronic media such as the Internet. To the extent that issuers and purchasers of securities transact business without the assistance of financial intermediaries such as the Company, the Company's operating results could be adversely affected.

DEPENDENCE ON KEY PERSONNEL

     Most aspects of the Company's business is dependent on highly skilled individuals. The Company devotes considerable resources to recruiting, training, and compensating such individuals. In addition, one component of the Company's strategy will be to increase market penetration by recruiting experienced investment consultants. There can be no assurance that such recruiting efforts will be successful or, if successful, that they will enhance the Company's business, results of operations, or financial condition.

     COMPETITION FOR PROFESSIONAL EMPLOYEES. From time to time, individuals employed by the Company may choose to leave at any time to pursue other opportunities. The Company has experienced losses of research, investment banking and sales and trading professionals, including recent losses of research analysts. The level of competition for key personnel remains intense. There can be no assurance that losses of key personnel due to such competition or otherwise will not occur in the future. The loss of an investment banking, research or sales and trading professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect the Company's operating results.

     LIMITATIONS OF EMPLOYEE RETENTION MECHANISMS. The Company depends on many key employees, and in particular on its senior executive officers, Marshall T. Leeds, its Chairman, President and
Chief Executive Officer; and Joel  E. Marks, its Chief Financial
Officer. The loss of any key employee could materially and adversely affect the Company. While the Company generally does not have employment agreements with its employees, it attempts to retain its employees with incentives such as long-term deferred compensation plans, the issuance of stock subject to continued employment and the grant of options to buy stock that vest over a number of years of employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if the Company's stock price were to decline or fail to appreciate sufficiently to be a competitive source of a portion of professional compensation.

DEPENDENCE ON OUTSIDE SOURCES OF FINANCING

     The Company, like others in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations, principally customer margin account balances and certain transactions. The principal sources of the Company's cash and liquidity are commissions, trading profits and collateralized bank loans. Liquidity management includes the monitoring of assets available to hypothecate or pledge against short-term borrowings. The Company maintains working capital credit lines with banks aggregating approximately $5.0 million. Availability of financing to the Company will vary depending on market conditions, the volume of certain trading activities, credit ratings, credit capacity and the overall availability of credit to the financial services industry. There can be no assurance that adequate financing to support the Company's business will be available in the future on terms attractive to the Company, or at all.

NET CAPITAL REQUIREMENTS; HOLDING COMPANY STRUCTURE

     The Commission, the NYSE, the National Association of Securities Dealers, Inc. (the "NASD"), and various other regulatory bodies in the United States have rules with respect to net capital requirements that affect the Company. These rules have the effect of requiring that at least a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Compliance with the net capital requirements by broker-dealer subsidiaries of the Company could limit operations that require intensive use of capital, such as underwriting or trading activities. These rules could also restrict the ability of the Company to withdraw capital from these subsidiaries, even in circumstances where these subsidiaries have more than the minimum amount of required capital, which, in turn, could limit the ability of the Company to pay dividends, implement its strategies and pay interest on and repay the principal of its debt. In addition, a change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of such net capital requirements, or a significant operating loss or any unusually large charge against net capital, could have similar adverse effects.

DEPENDENCE ON SYSTEMS

     The Company's business is highly dependent on communications and information systems. Any failure or interruption of such systems could cause delays in securities trading activities and an inability to execute client transactions, which could have a material adverse effect on operating results of the Company. There can be no assurance that the Company will not suffer any such systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war, or otherwise or that the back-up procedures of the Company and capabilities in the event of any such failure or interruption will be adequate.

YEAR 2000

     The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". The Company is evaluating its computer systems to determine which modifications and expenditures will be necessary to make its systems compatible with year 2000 requirements. The Company believes that their systems will be year 2000-compliant upon implementation of such modifications.

     The Company currently estimates that the total cost of such modifications will not be significant. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company.

RISK OF REDUCED REVENUES DUE TO DECLINE IN TRADING OF GROWTH COMPANY
SECURITIES

     The Company's revenues from brokerage transactions are generally substantially lower when the level of public offering and trading activities of securities of emerging growth companies declines. The Company derives a significant portion of its revenues from brokerage transactions related to the securities of growth companies. In the past, revenues from such brokerage transactions have declined when underwriting activities in these industry sectors declined, the volume of trading on NASDAQ declined or industry sectors or individual companies reported results below investors' expectations.

RISKS ASSOCIATED WITH REGULATION

     The securities industry and the business of the Company are subject to extensive regulation by the Commission, state securities regulators and other governmental regulatory authorities. The business of each company also is regulated by industry self-regulatory organizations ("SROs"), including the NASD, the NYSE, the AMEX, and other exchanges. Compliance with many of the regulations applicable to each company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. In the event of noncompliance by the Company with an applicable regulation, governmental regulators and SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer, the suspension or disqualification of the broker-dealer's officers or employees or other adverse consequences. The imposition of any such penalties or orders on the Company could have a material adverse effect on the Company's operating results and financial condition.

     The regulatory environment is also subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the Commission, other federal or state governmental regulatory authorities or SROs. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs.

RISK OF LOSSES FROM UNDERWRITING AND TRADING

     The Company's underwriting, securities trading and market-making activities are conducted by it as principal and subject the company's capital to significant risks, including market, credit, counterparty and liquidity risks. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity. The Company from time to time has large position concentrations in securities of, or commitments to, a single issuer, or issuers engaged in a specific industry, particularly as a result of underwriting activities. The Company expects to concentrate its trading positions and underwriting activities in a more limited number of industry sectors and portfolio companies than many other investment banks, which might result in higher trading losses than would occur if the Company's positions and activities were less concentrated. In addition, the trend in all major capital markets, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter (including a co-manager) may retain significant position concentrations in individual securities.

RISK OF LOSSES ASSOCIATED WITH LITIGATION AND SECURITIES LAWS

     Many aspects of the Company's business will involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel.

     INCREASING FREQUENCY OF SECURITIES LITIGATION. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seeks substantial damages. The Company's underwriting activities will usually involve offerings of the securities of emerging and mid-size growth companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, such emerging and mid-size growth companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits, or no such insurance and to become insolvent. Each of these factors increases the likelihood that an underwriter of an emerging or mid-size growth company's securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

     FREQUENT CLAIMS AGAINST UNDERWRITERS. The plaintiffs' attorneys in securities class action lawsuits frequently name as defendants the managing underwriters of a public offering. The Company has not been a named defendant in any class action lawsuit relating to public offerings in which it served as a managing underwriter. Plaintiffs' attorneys also name as defendants investment banks that provide advisory services in corporate finance transactions. The Company is not a defendant in any such lawsuit. The Company anticipates, however, that securities class action lawsuits naming the Company as a defendant may be filed from time to time in the future, particularly if the Company increases its level of activity in such transactions. In such lawsuits, all members of the underwriting syndicate typically are included as members of a defendant class or are required by law, or pursuant to the terms of the underwriting agreement, to bear a portion of any expenses or losses (including amounts paid in settlement of the litigation) incurred by the underwriters as a group in connection with the litigation, to the extent not covered by the indemnification obligation of the issuer of the securities underwritten. If the Company were to become a party to such lawsuits, the Company's assets would be subject to risks. If the plaintiffs in any suits against the Company were to successfully prosecute their claims, or if the Company were to settle such suits by making significant payments to the plaintiffs, the Company's operating results and financial condition could be materially and adversely affected. As is common in the securities industry, the Company does not carry insurance that would cover any such payments. In addition, the Company's charter documents allow indemnification of the Company's officers, directors, and agents to the maximum extent permitted under Florida law. The Company may be the subject of indemnification assertions under these charter documents by officers, directors or agents of the Company who are or may become defendants in litigation.

     In addition, the laws relating to securities class actions are currently in a state of flux. The eventual impact of the Private
Securities Litigation Reform Act of 1995 on securities class action litigation is not known.

     DIVERSION OF MANAGEMENT ATTENTION. In addition to these financial costs and risks, the defense of litigation can, to a certain extent, divert the efforts and attention of management and staff. The amount of time that management and other employees may be required to devote in connection with the defense of litigation could be substantial and might materially divert their attention from other responsibilities. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby consuming substantial time and effort of management and substantially increasing the cost of such litigation.

     RISKS ASSOCIATED WITH OTHER DISPUTES. In the normal course of business, the Company is a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter, as an employer and as a result of other business activities. The Company has in the past made significant payments in connection with the resolution of disputed claims, and there can be no assurance that significant payments in connection with the resolution of disputed claims will not occur in the future with respect to the Company.

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH

     Over the past several years, the Company has experienced significant growth in its business activities and the number of its employees, and it is contemplated that the Company will continue to experience similar growth in the future. Such growth has required and will continue to require increased investments in management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause the Company's operating margins to decline from current levels for the Company. In addition, as is common in the securities industry, the Company is highly dependent on the effective and reliable operation of its communications and information systems. The Company believes that its current and anticipated future growth will require implementation of new and enhanced communications and information systems and training of its personnel to operate such systems. Any difficulty or significant delay in the implementation or operation of existing or new systems or the training of personnel could adversely affect the Company's ability to manage growth.


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

BROKERAGE

     The Company conducts its retail brokerage business through three wholly-owned subsidiaries, CSG, JWC Securities and DMG. The following table sets forth certain statistical information concerning registered representatives and branch offices of each of these subsidiaries:

                                                                 At December 31,
                               --------------------------------------------------------------------------------
                                            1997                       1996                        1995
                               --------------------------------------------------------------------------------
                                 Registered      Branch      Registered     Branch      Registered       Branch
                               Representatives   Offices  Representatives   Offices  Representatives    Offices
                               ----------------  -------  ---------------   -------  ---------------    -------
          JWC Securities               210         10            205           10           225            12

          CSG                          242         86            260           88           266            66

          DMG                           18          1             31            2            20             2
                              --------------------------------------------------------------------------------
              TOTAL                    470         97            496          100           511            80
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

ITEM 6. SELECTED FINANCIAL DATA.



                                                                      Year Ended December 31,
                                  -------------------------------------------------------------------------------------
                                         1997            1996             1995             1994             1993
                                         ----            ----             ----             ----             ----
STATEMENT OF INCOME DATA:
Total revenues                    $   97,182,000   $  91,020,000    $   80,041,000   $   60,471,000   $   50,066,000
Income before income taxes and
  cumulative effect of change
  in accounting principle         $    9,792,000   $    8,232,000   $    6,287,000   $    5,243,000   $    4,944,000
Income before cumulative effect
  of change in accounting
  principle                       $    6,103,000   $    6,025,000   $    3,810,000   $    3,300,000   $    3,114,000
Cumulative effect of change in
  accounting principle            $            -   $            -   $            -   $            -   $      658,000
Net income                        $    6,103,000   $    6,025,000   $    3,810,000   $    3,300,000   $    3,772,000

Earnings Per Share:
          Basic                   $         1.77   $         1.42   $          .65   $          .56   $          .63
          Diluted                 $         1.50   $         1.26   $          .64   $          .56   $          .63

Weighted Average Number of
  Common Shares Outstanding:
          Basic                        3,443,141        4,245,895        5,862,296        5,858,097        5,975,130
          Diluted                      4,069,594        4,783,582        5,999,767        5,906,646        6,024,108


                                                                   At December 31,
                                  -----------------------------------------------------------------------------------
                                         1997             1996             1995             1994             1993
                                         ----             ----             ----             ----             ----
STATEMENT OF FINANCIAL
  CONDITION DATA:
Cash and cash equivalents         $   11,512,000   $   11,836,000   $    8,597,000   $    5,401,000   $    3,289,000
Total assets                      $  140,732,000   $  127,331,000   $  115,214,000   $   82,218,000   $   77,564,000
Short-term borrowings from
  banks                           $   29,423,000   $   17,375,000   $   28,138,000   $    7,303,000   $   20,271,000
Notes payable to affiliates       $    5,113,000   $    8,625,000   $    3,500,000   $    5,161,000   $    2,661,000
Total liabilities                 $  116,066,000   $  111,959,000   $   98,643,000   $   69,459,000   $   67,454,000
Mandatorily redeemable common
  stock                           $            -   $            -   $    7,013,000   $            -   $            -
Total stockholders' equity        $   24,666,000   $   15,372,000   $    9,558,000   $   12,759,000   $   10,110,000
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

                                                                Year Ended December 31,
                                              ---------------------------------------------------------
                                                1997      % Increase    1996       % Increase    1995
                                               (000's)    (Decrease)   (000's)     (Decrease)   (000's)
                                              ---------------------------------------------------------
    Revenues:
    Commissions                                $49,907         16       $42,945          6       $40,566
    Market making and principal
      transactions, net                         20,836        (14)       24,315         31        18,604
    Interest                                    11,363         18         9,625         32         7,279
    Clearing fees                               12,338          8        11,463         13        10,176
    Other                                        2,738          2         2,672        (22)        3,416
                                               -------         --        ------        ---        ------
    Total Revenues                             $97,182          7        91,020         14        80,041
                                               =======         ==        ======        ===        ======

                                                               Year Ended December 31,
                                              ---------------------------------------------------------
                                                1997      % Increase    1996       % Increase    1995
                                               (000's)    (Decrease)   (000's)     (Decrease)   (000's)
                                              ---------------------------------------------------------
    Expenses:
    Commissions and clearing costs             $51,238          8       $47,229         12       $42,160
    Employee compensation and benefits          16,278          9        14,911          8        13,820
    Occupancy and equipment rental               5,180         15         4,520          7         4,206
    Communications                               3,361        (12)        3,809         (2)        3,867
    General and administrative                   6,946        (18)        8,431         27         6,647
    Interest                                     4,387         13         3,888         27         3,054
                                                ------         ---      -------         --       -------
    Total Expenses                             $87,390          6       $82,788         12       $73,754
                                                ======         ===      =======         ==       =======

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


BANK LINES OF CREDIT

     On January 19, 1996, the Company obtained an unsecured
$2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At March 19, 1998, the balance outstanding under the Wilmington Facility was $1 million.

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

     On December 18, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The SunTrust Facility matures on April 30, 2000, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust Facility bear interest at the prime rate as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $9,000,000, plus 75% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At March 19, 1998, the balance outstanding under the SunTrust Facility was $890,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's Board of Directors presently consists of ten members, each of whom serves for a one-year term until the next annual meeting of stockholders and until his successor, if there is to be one, is duly elected and qualified. All of the Company's executive officers (four persons) serve on its Board of Directors. Each of the directors of the Company, including the executive officers, is listed below, along with certain background information.

                              Director    Position(s) with
      Name          Age        Since       the Company
      ----          ---       --------    ----------------
Marshall T. Leeds   42           1983     President, Chief Executive Officer
                                          and Chairman of the Board

Joel E. Marks       41           1983      Vice Chairman, Chief Financial
                                           Officer and Secretary

Wm. Dennis Ferguson 54           1990      Executive Vice President and
                                           Director

Gregg S. Glaser     38           1990      Executive Vice President,
                                           Treasurer and Director

Stephen W. Cropper  50           1995      Director

John R. Faiella     56           1995      Director

Joseph P. Robilotto 54           1995      Director

Jerome A. Siegel    55           1997      Director

Curtis R. Sykora    68           1997      Director

Michael B. Weinberg 60           1995      Director


     MARSHALL T. LEEDS, a co-founder of the Company in 1983, serves as Chairman, President and Chief Executive Officer of the Company. Mr. Leeds also serves as President and Chief Executive Officer of four of the Company's wholly-owned subsidiaries. Mr. Leeds is past Chairman of Regional Investment Association, Inc., ("RIBA"), the country's largest association of independent broker-dealers involved in the underwriting of debt and equity securities, and he currently serves on the Independent Contractor Firm Committee of the

Securities Industries Association.

     JOEL E. MARKS, the other co-founder of the Company, is Vice
Chairman, Chief Financial Officer and Secretary of the Company. Mr. Marks also serves as the Senior Managing Director of Investment
Banking and as Executive Vice President of four of the Company's wholly-owned subsidiaries. From 1987 to 1994, he served as Senior Vice
President and Chief Financial Officer of Automobile Protection
Corporation - APCO, an unaffiliated public corporation engaged in the marketing and administration of extended vehicle service contracts and warranty programs. Prior to 1983, he was employed in various capacities as a certified public accountant in both the audit and tax departments of the international accounting and consulting firm of Deloitte & Touche LLP. Mr. Marks currently serves as the Chairman of RIBA.

     WM. DENNIS FERGUSON serves as Executive Vice President of the Company and each of the Company's wholly-owned subsidiaries. For six months prior to the acquisition by JWCFS of its predecessor company, Mr. Ferguson served as acting President and Chief Executive Officer of such predecessor company, which was acquired by the Company on November
1, 1990. From 1981 to 1990, he held various executive positions at the predecessor company. From 1978 to 1980, Mr. Ferguson was Area
Vice President and Office Manager for the investment banking firm of Dean Witter Reynolds.

     GREGG S. GLASER is Executive Vice President and Treasurer of the Company and Executive Vice President and Treasurer of each of it's wholly-owned subsidiaries. From 1981 to 1986, when he joined JWCFS, Mr. Glaser was a senior auditor with the Fort Lauderdale office of the international accounting and consulting firm of Price Waterhouse LLP.

     STEPHEN W. CROPPER is a director and officer of Gilman Securities Corporation and GCMG, subsidiaries of Gilman Investment Company, a holding company which through its principal subsidiary, Gilman Paper Company, is engaged in the manufacture and sale of paper and lumber products. Mr. Cropper also serves as Assistant General Counsel of Gilman Paper Company.

     JOHN R. FAIELLA is a director and President of Gilman
Securities Corporation and GCMG, as well as Treasurer of Gilman
Investment Company and Gilman Paper Company.

     JOSEPH P. ROBILOTTO is an officer of Gilman Securities
Corporation and is Vice President of Gilman Paper Company.

     CURTIS SYKORA has over 30 years of management experience with an emphasis on finance and real estate development. As a self-employed business consultant he remains active in these endeavors today. Mr. Sykora received his Masters in Business Administration from Harvard University School of Business in 1956.

     JEROME SIEGEL is a practicing attorney with a specialization in taxation and financial consultation.

     MICHAEL B. WEINBERG is both an attorney-at-law engaged in the private practice of law and a Certified Public Accountant. Mr.
Weinberg currently serves as Tax Counsel to Gilman Paper Company.

     During the last fiscal year, the Board of Directors held five meetings. All directors attended all the Board and committee meetings held during their directorship with the exception of Messrs. Leeds, Ferguson and Robilotto, who each attended four of the five meetings of the Board of Directors.

BOARD COMMITTEES

     AUDIT COMMITTEE. The Audit Committee supervises independent audits of the Company and its subsidiaries and oversees the establishment of appropriate accounting policies and internal accounting controls. Members are Mr. Weinberg, Chairman; Mr. Siegel and Mr. Glaser. The Audit Committee met two times during 1997.

     The Audit Committee's principal functions include reviews of audit plans, scope of examinations and findings of the Company's independent public accountants; significant legal matters; internal controls; and the adequacy of insurance coverage. Further, it is the responsibility of this committee to recommend to the Board the annual appointment of the independent public accountants, to review the findings of external regulatory agencies and to oversee the accounting policies used in preparing the Company's financial statements.

     COMPENSATION COMMITTEE. The Compensation Committee oversees the Company's compensation policies and programs. Members are Mr. Marks, Chairman; Mr. Faiella and Mr. Glaser. The Compensation
Committee met one time during 1997.

     The Compensation Committee reviews and approves the Company's general compensation policies and programs to maintain an environment that attracts and retains people of high capability, commitment and integrity, while also providing incentives for executives and other personnel of the Company to contribute to the success and profitability of the Company for the benefit of its stockholders.

     OTHER COMMITTEES. In addition to the committees described above, the Board also has an Investment and Risk Committee whose function is primarily to oversee the Company's investment policies and procedures and to establish guidelines to be used by the Company's principal product managers. Members of the Investment and Risk Committee are Mr. Ferguson, Chairman, Mr. Cropper, Mr. Leeds and Mr. Robilotto.

     The Company does not have a standing nominating committee of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and with the National Association of Securities Dealers, Inc. ("NASD"). Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it and information furnished to the Company by such persons, the Company believes that during the Company's fiscal year ended

December 31, 1997, all its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements, except that Messrs. Leeds, Marks and Glaser, all directors and officers of the Company, omitted to file, on a timely basis, a report on Form 5 describing the issuance to them on September 17, 1997 of options to purchase 75,000, 26,250 and 11,250 shares of Common Stock of the Company, respectively.

ARRANGEMENTS FOR BOARD

     Messrs. Leeds and Marks, on the one hand, and GCMG, on the other hand, have agreed to support an equal number of persons identified by the other for election as directors of the Company. They have also agreed to certain restrictions on their respective rights to dispose of their shares.

     In connection with the series of transactions between the Company and Wilmington Trust Company ("Wilmington") described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," herein, the Company granted Wilmington the right to appoint one person to serve on its Board of Directors. Wilmington has not yet exercised such right.

EMPLOYMENT AGREEMENT



     Effective January 1, 1994, the Company entered into an employment agreement with Mr. Leeds to provide for his continued service as President and Chief Executive Officer for a three year "evergreen" period. In this context, "evergreen" means that the term of the agreement on any given day, unless the agreement has previously been terminated, extends for three years from that day. Under the terms of his employment agreement, Mr. Leeds receives a base annual salary of $250,000, subject to an annual adjustment to reflect changes in the consumer price index. Additionally, Mr. Leeds receives an annual bonus equal to the sum of (i) 10% of the Company's consolidated net income available to common shareholders up to $500,000 plus (ii) 10% of the amount by which the Company's consolidated net income available to common shareholders exceeds $2,000,000. Mr. Leeds is also eligible to participate in other employee benefit plans as generally made available to senior management of the Company. Mr. Leed's employment is terminable by the Company without cause at any time by paying Mr. Leeds a lump sum equal to the greater of $1 million or the sum of (i) his base salary payable for the remainder of the term plus (ii) three times the greater of (A) the amount of the annual bonus that was payable to him with respect to the immediately preceding fiscal year or (B) the arithmetic average of the amounts of annual bonus that were payable to him with respect to the immediately preceding three fiscal years, and by immediately vesting him in any and all options he may possess which have not yet vested.

     The Company has entered into a similar employment arrangement with Mr. Marks to provide for his continued service as Chief Financial Officer and Secretary of the Company. Mr. Marks "evergreen" arrangement provides that Mr. Marks receives a base annual salary of $175,000, subject to annual adjustment to reflect changes in the consumer price index. Additionally, Mr. Marks receives an annual bonus equal to the sum of (i) 3.5% of the Company's consolidated net income available to common shareholders up to $175,000 plus (ii) 3.5% of the amount by which the Company's consolidated net income available to common shareholders exceeds $2,000,000. The other terms of Mr. Marks' employment are similar to that of Mr. Leeds.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Marks and Glaser are members of the Compensation Committee of the Board of Directors and are Chief Financial Officer and Secretary; and Executive Vice-President and Treasurer, respectively of the Company. The third member of the Compensation Committee, Mr. Faiella, is President of Gilman Securities Inc. and GCMG. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Gilman/CMG Obligations Other" for a discussion of relationships between the Company and GCMG.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the annual and long-term compensation for services rendered in all capacities to the Company and its subsidiaries for the Company's Chief Executive Officer and each of the other executive officers whose aggregate cash compensation exceeded $100,000 ("Named Executive Officers") during any of the Company's last three fiscal years:

                     Summary Compensation Table

                                                                                   Long-Term
                                                                                 Compensation
                         Annual Compensation                                        Awards <F1>
-------------------------------------------------------------------------         ------------
      Name                                                                           Options     All Other
and Principal Position             Year      Salary     Bonus       Other             SARS     Compensation
===========================================================================================================
Marshall T. Leeds                  1997    $ 279,446  $1,110,895      $430,868<F2>   75,000    $ 13,200<F3>
President and Chief                1996    $ 270,519  $1,246,612           -         75,000    $ 13,000
Executive officer                  1995    $ 263,681  $1,050,672           -           -       $ 13,000

Joel E. Marks                      1997    $ 180,775  $  388,813           -         26,250    $  3,200 <F4>
Chief Financial Officer and        1996    $ 175,000  $  431,616           -         26,250    $  3,000
Executive Vice President           1995    $ 120,000  $  267,407           -           -       $  3,000

Wm. Dennis Ferguson                1997    $ 120,000  $  194,977           -           -       $  3,200 <F4>
Executive Vice President           1996    $ 120,000  $  262,563           -          7,500    $  3,000
                                   1995    $ 120,000  $  180,199           -           -       $  3,000

Gregg S. Glaser                    1997    $ 128,594  $   85,450           -         11,250   $  3,200 <F4>
Treasurer and Executive            1996    $ 125,253  $   72,696           -         11,250   $  3,000
Vice President                     1995    $ 122,592  $   56,408           -           -      $  3,000

<F1>  There were no payouts of long-term compensation during the fiscal year.

<F2>  Represents gross-up for the payment of taxes upon exercise of stock options.

<F3>  Includes $10,000 for tax return preparation and financial services and a Company matching contribution of $3,200 with respect to the Company's 401(k) plan.

<F4>  Represents Company matching contribution with respect to the
      Company's 401(k) plan.

                            ____________

     Directors are not compensated for their attendance at Board of Directors or Board Committee meetings. Each director is reimbursed for travel expenses incurred in connection with attendance at meetings of the Board of Directors and Board Committees.

     The following tables show, as to the Company's Chief Executive Officer and Named Executive Officers, certain information with respect to options granted to them. No stock appreciation rights
("SARs") have been granted.

                Option/SAR Grants In Last Fiscal Year
                         (Individual Grants)

     The following table sets forth further information on grants of stock options during 1997 to the Named Executive Officers pursuant to the Company's 1990 Stock Option Plan. No stock appreciation rights were granted during 1997.

                                                            Potential
                                                           Realizable
                                                            Value at
                                                         Assumed Annual
                                                         Rates of Stock
                                                              Price
                                                          Appreciation
                                                           for Option
                       Individual Grants                    Term <F1>
------------------------------------------------------------------------
                               % of total
                    Number of    Options
                   Securities   granted to
                   Underlying   employees    Exercise or
                    Options     in fiscal     base price   Expiration
                    Granted       year        ($/Share)      date       5%         10%
   Name               (#)
-----------------------------------------------------------------------------------------
Marshall T. Leeds    75,000        16.7          $9.075      9/16/02  $187,941   $415,299
Joel E. Marks        26,250         5.8          $9.075      9/16/02  $ 65,779   $145,355
Gregg S.  Glaser     11,250         2.5          $8.250      9/16/02  $ 25,642   $ 56,663

<F1> Illustrates the value that may be realized upon the exercise of options immediately prior to the expiration of their term, assuming specified compound rates of appreciation on the Company's common stock over the five year term of the options. Assumed rates of appreciation are not necessarily indicative of future stock performance. The assumed annual rates of appreciation of five and ten percent would result in the per share price of the Company's common stock increasing to $11.58 and $14.61, respectively. Over the past five years, the market price for the Company's common stock has increased at a compound annual rate of approximately 34%.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                  AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth further information with respect to option exercises during 1997 and unexercised stock options held by the Named Executive Officers at December 31, 1997.

                                                                  Number of Securities       Value of
                                                                 Underlying Unexercised   Unexercised In-
                                                                      Options at          the Money Options at
                                                                December 31, 1997 (#)     December 31, 1997
                        Shares Acquired on                         Exercisable (E)/          ($) <F1>
  Name                    exercise (#)       Value Realized ($)    Unexercisable (U)       Exercisable (E)/
                                                                                          Unexercisable (U)
----------------------------------------------------------------------------------------------------------------
Marshall T. Leeds             112,500            $618,750              75,000 (E)              $534,900 (E)
                                                                       75,000 (U)              $191,250 (U)

Joel E. Marks                    -                   -                 26,250 (E)              $187,222 (E)
                                                                       26,250 (U)              $ 66,938 (U)

Wm. Dennis Ferguson            15,000            $ 86,955              52,500 (E)              $491,775 (E)
                                                                         -    (U)              $     -  (U)

Gregg S. Glaser                                      -                 11,250 (E)              $  84,803 (E)
                                                                       11,250 (U)              $  37,969 (U)

<F1>  At December 31, 1997, the closing price of the Company's Common
Stock on The American Stock Exchange was $11.625.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     The following table sets forth the holdings of Common Stock, which is the Company's only class of voting securities, by the only stockholders who, as of March 19, 1998, were known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, by all directors, and disclosed Named Executive Officers and by all directors and executive officers of the Company as a group, as of the same date. Unless otherwise indicated, the person or entity has sole power to vote and dispose of the shares. The address for each of Messrs. Leeds, Marks, Ferguson , Glaser and Sykora is c/o the Company at 980 North Federal Highway, Suite 310, Boca Raton, Florida 33432; the address for each of and Messrs. Cropper, Faiella, Robilotto, Siegel and Weinberg is c/o Gilman Investment Company, 111 West 50th Street, New York, New York 10020; the address for Avatex Corporation is 5910 North Central Expressway, Dallas, Texas, 75206; and the address for WT Investments, Inc. is 1100 N. Market Street, Wilmington, Delaware 19890.


                                          Number of Shares
Name of Beneficial Owner                 Beneficially Owned      Percent of Class
------------------------                 -------------------     ----------------
Marshall T. Leeds <F1> <F2>                    618,906                 16.3
Avatex Corporation                             300,000                  8.1
WT Investments, Inc. <F3>                      400,000                  9.7
Joel E. Marks <F1> <F4>                        293,934                  7.9
Gregg S. Glaser <F5>                            67,200                  1.8
Wm. Dennis Ferguson <F6>                        74,250                  2.0
Stephen W. Cropper                                -                      -
John R. Faiella                                   -                      -
Jerome Siegel                                     -                      -
Curtis Sykora                                     -                      -
Joseph P. Robilotto                               -                      -
Michael B. Weinberg                               -                      -


All directors and
executive officers                           1,054,290                 27.4
as a group (10 persons)
  <F2> <F4> <F5> <F6>
______________

<F1>  Mr. Leeds and GCMG, which had previously owned up to 49% of the Company's outstanding common stock, have had an agreement for several years to support an equal number of persons identified by the other for election as directors of the Company. On June 11, 1996, the Company entered into an Amended and Restated Stock Repurchase Agreement with GCMG for, and simultaneously consummated, the repurchase of all of the Company' shares of Common Stock owned by GCMG. In connection with that transaction, Messrs. Leeds and Marks agreed with GCMG to vote for the election as directors of the Company an equal number of nominees identified by GCMG, on the one hand and by Messrs. Leeds and Marks, on the other hand, until such time that the promissory note given by the Company to pay a portion of the repurchase price is paid in full.

<F2>  Includes 75,000 shares of Common Stock issuable upon
      exercise of currently exercisable stock options.

<F3>  Includes 400,000 shares of Common Stock issuable upon
      exercise of currently exercisable warrants.

<F4>  Includes 73,750 shares of Common Stock owned by Mr. Marks'
      wife, 120,000 shares of Common Stock owned by Mr. Marks as custodian for his minor children and 26,251 shares of Common Stock issuable upon exercise of currently exercisable stock options.

<F5>  Includes 11,250 shares of Common Stock issuable upon
      exercise of currently exercisable stock options.

<F6>  Includes 7,500 shares of Common Stock issuable upon exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     For a discussion of these items, see "Bank Lines of Credit" and "Gilman/CMG Obligations and Other" sections of "Item 7. -
Management's Discussion And Analysis Of Financial Condition And
Results Of Operations" and "Item 10 - Directors and Executive
Officers of the Registrant - Arrangements for Board" contained elsewhere herein.

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

            4(a)      Article III - Capitalization of the Company's Articles of
                      Incorporation (See Exhibit Number 3(b) above).

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

           10(i)      Revolving Loan Agreement between JW Charles Financial Services,
                      Inc. and SunTrust Bank, South Florida, N.A. dated December 18,
                      1996 (incorporated by reference to Item 10(i) of the Company's
                      Annual Report on Form 10-K for the year ended December 31,
                      1996).

           10(m)      Common Stock Purchase Warrant issued to SunTrust Banks, Inc.
                      dated August 26, 1996 (incorporated by reference to Item 10(m)
                      of the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1996).

           22         Subsidiaries of the Registrant.

           23         Consent of Price Waterhouse LLP.


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

JW Charles Financial Services, Inc. and Subsidiaries

Consolidated Statements of Income
===========================================================================

                                                           Year ended December 31,
                                                     1997              1996             1995
                                               --------------------------------------------------
Revenues:
   Commissions                                 $  49,907,000     $  42,945,000     $   40,566,000
   Market making and principal
     transactions, net                            20,836,000        24,315,000         18,604,000
   Interest                                       11,363,000         9,625,000          7,279,000
   Clearing fees                                  12,338,000        11,463,000         10,176,000
   Other                                           2,738,000         2,672,000          3,416,000
                                               -------------     -------------     --------------
                                                  97,182,000        91,020,000         80,041,000
                                               -------------     -------------     --------------
Expenses:
   Commissions and clearing costs                 51,238,000        47,229,000         42,160,000
   Employee compensation and benefits             16,278,000        14,911,000         13,820,000
   Occupancy and equipment rental                  5,180,000         4,520,000          4,206,000
   Communications                                  3,361,000         3,809,000          3,867,000
   General and administrative                      6,946,000         8,431,000          6,647,000
   Interest                                        4,387,000         3,888,000          3,054,000
                                               -------------     -------------     --------------
                                                  87,390,000        82,788,000         73,754,000
                                               -------------     -------------     --------------

Income before income taxes                         9,792,000         8,232,000          6,287,000
Provision for income taxes                         3,689,000         2,207,000          2,477,000
                                               -------------     -------------     --------------
Net income                                     $   6,103,000     $   6,025,000     $    3,810,000
                                               =============     =============     ==============

Net income per common share:
Basic                                          $        1.77     $        1.42     $          .65
                                               -------------     -------------     --------------
Diluted                                        $        1.50     $        1.26     $          .64
                                               -------------     -------------     --------------
Weighted average common shares:
Basic                                             3,443,141          4,245,895          5,862,296
                                               ------------      -------------     --------------
Diluted                                           4,069,594          4,783,582          5,999,767
                                               ------------      -------------     --------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
===========================================================================


                                                                         Additional                                    Total
                                        Preferred Stock   Common Stock     Paid-In    Retained      Treasury Stock  Stockholders'
                                      Shares    Amount   Shares    Amount   Capital   Earnings     Shares    Amount   Equity
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1994          700,000  $ 1,000  5,861,097 $ 6,000 $1,076,000 $11,676,000       -    $    -   $ 12,759,000
  Issuance of common stock upon
   exercise of stock options               -         -      2,250      -       3,000           -       -         -          3,000
  Reinstatement of forfeited
    common stock                           -         -      8,775      -           -           -       -         -              -
  Net income                               -         -          -      -           -    3,810,000      -         -      3,810,000
  Redemption of preferred stock      (700,000)  (1,000)         -      -           -           -       -         -         (1,000)
  Reclassification of mandatorily
    redeemable common stock                -         -          -      -     (317,000) (5,661,000)     -         -     (5,978,000)
 Accretion of mandatorily
    redeemable common stock                -         -          -      -           -   (1,035,000)     -         -     (1,035,000)
                                     --------  -------- ---------  ------    -------- -----------    -----    -----    ----------

Balance at December 31, 1995               -         -  5,872,122   6,000     762,000   8,790,000      -         -      9,558,000

  Issuance of common stock upon
    exercise of stock options              -         -    232,087       -      56,000           -      -         -         56,000
  Net income                               -         -          -       -           -   6,025,000      -         -      6,025,000
  Purchase of mandatorily
    redeemable common stock                -         - (2,873,773) (3,000)      3,000           -      -         -              -

  Accretion of mandatorily
    redeemable common stock                -         -          -       -           -    (267,000)     -         -        (267,000)
                                     --------  -------- ---------  ------    -------- -----------    -----    -----    -----------

Balance at December 31, 1996               -         -  3,230,436   3,000     821,000  14,548,000      -         -      15,372,000

  Issuance of common stock upon
   exercise of stock options               -         -    105,456       -      37,000           -      -         -          37,000
  Issuance of common stock for
   AGRO acquisition                        -         -    354,851   1,000   2,927,000           -      -         -       2,928,000
  Net income                               -         -          -       -           -   6,103,000      -         -       6,103,000
  Purchase of treasury shares              -         -          -       -           -           -   (900)   (7,000)         (7,000)
  Tax benefit related to non-
   qualified option exercise               -         -          -       -     233,000           -      -         -         233,000
                                     --------  -------- ---------  ------  ---------- -----------   ----   -------    ------------
Balance at December 31, 1997               -   $     -  3,690,743  $4,000  $4,018,000 $20,651,000   (900)  $(7,000)   $ 24,666,000
                                     ========  =======  =========  ======  ========== ===========   ====   =======    ============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JW Charles Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
===========================================================================

                                                                                             Year ended December 31,
                                                                                       1997          1996           1995
                                                                                 ------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                    $  6,103,000   $  6,025,000   $  3,810,000
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
         Depreciation and amortization on furniture,
          equipment and leasehold improvements                                        335,000        264,000        246,000
         Amortization of other assets                                                  95,000        535,000        668,000
         (Gain) loss on disposal of furniture, equipment and
          leasehold improvements                                                       (3,000)         7,000              -
         Provision for doubtful accounts                                                    -              -        679,000
         Change in assets and liabilities, net of effect from acquisition:
            Commissions and other receivables from clearing brokers                 1,487,000        547,000        150,000
            Receivable from customers                                              (8,897,000)   (17,172,000)   (31,984,000)
            Receivable from brokers and dealers                                      (843,000)     2,063,000        232,000
            Securities owned                                                         (335,000)     6,178,000       (148,000)
            Income taxes receivable                                                  (294,000)             -              -
            Deferred tax asset                                                         98,000       (708,000)      (651,000)
            Other assets                                                           (1,121,000)      (380,000)     1,513,000
            Accounts payable, accrued expenses and other liabilities                1,163,000      1,530,000      2,331,000
            Payable to customers                                                  (15,843,000)    19,547,000      1,063,000
            Payable to brokers and dealers                                          8,839,000      1,926,000      6,055,000
            Securities sold, net yet purchased                                        117,000     (3,624,000)      (874,000)
            Income taxes payable                                                      (34,000)      (425,000)       459,000
                                                                                -------------   ------------   ------------
               Net cash (used in) provided by operating activities                 (9,133,000)    16,313,000    (16,451,000)
                                                                                -------------   ------------   ------------

INVESTING ACTIVITIES
   Purchases of furniture, equipment and leasehold improvements                      (886,000)      (312,000)      (529,000)
   Proceeds from disposal of furniture, equipment and leasehold improvements            6,000        100,000         24,000
                                                                                -------------   ------------   ------------
               Net cash used by investing activities                                 (880,000)      (212,000)      (505,000)
                                                                                -------------   ------------   ------------

FINANCING ACTIVITIES
   Change in short-term borrowings from banks                                     12,048,000     (10,763,000)    21,811,000
   Change in line of credit                                                          890,000               -              -
   Change in notes payable to affiliate                                           (3,512,000)     (1,000,000)    (1,661,000)
   Repurchase of mandatorily redeemable common stock                                       -      (1,155,000)             -
   Issuance of common stock                                                          270,000          56,000          3,000
   Cash flow distributions and redemptions of preferred stock                              -               -         (1,000)
   Purchase of treasury stock, at cost                                                (7,000)              -              -
                                                                                ------------    ------------   ------------
               Net cash provided (used) by financing activities                    9,689,000     (12,862,000)    20,152,000
                                                                                ------------    ------------   ------------
Net (decrease) increase in cash and cash equivalents                                (324,000)      3,239,000      3,196,000
Cash and cash equivalents at beginning of year                                    11,836,000       8,597,000      5,401,000
                                                                                ------------    ------------   ------------
Cash and cash equivalents at end of year                                        $ 11,512,000    $ 11,836,000   $  8,597,000
                                                                                ============    ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                                  $  3,619,000    $  3,814,000   $  2,885,000
                                                                                ============    ============   ============
      Income taxes                                                              $  3,611,000    $  3,886,000   $  2,404,000
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


                                                                        Year ended
                                                                       December 31,
                                                             1997          1996          1995
                                                             --------------------------------
NET INCOME:
   As reported                                          $ 6,103,000     $6,025,000     $3,810,000
   Pro forma                                            $ 5,404,000     $5,822,000     $3,643,000

Basic earnings per common share:
   As reported                                          $      1.77     $     1.42     $       .65
   Pro forma                                            $      1.57     $     1.37     $       .62

Diluted earnings per common share:
   As reported                                          $      1.50     $     1.26     $       .64
   Pro forma                                            $      1.33     $     1.22     $       .61

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

17.  EARNINGS PER COMMON SHARE:

     Presented below is basic and diluted EPS under SFAS 128 for the years ended December 31, 1997, 1996 and 1995:

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

                                                                               PER SHARE
                                                   INCOME         SHARES         AMOUNT
                                                   ------         ------       ---------
1997
Earnings per share of common stock              $ 6,103,000     3,443,141      $     1.77
Effect of dilutive securities:
   Stock options                                        ---       626,453              ---
                                                -----------    ----------      -----------
Earnings per share of common stock --
 assuming dilution                              $ 6,103,000     4,069,594      $      1.50
                                                -----------    ----------      -----------

1996
Earnings per share of common stock              $ 6,025,000     4,245,895      $      1.42
Effect of dilutive securities:
   Stock options                                        ---       537,687              ---
                                                -----------    ----------      -----------
Earnings per share of common stock --
 assuming dilution                              $ 6,025,000     4,783,582      $      1.26
                                                ===========    ==========      ===========

1995
Earnings per share of common stock              $ 3,810,000     5,862,296      $      .65
Effect of dilutive securities:
   Stock options                                        ---       137,471             ---
                                                -----------    ----------      ----------
Earnings per share of common stock --
 assuming dilution                              $ 3,810,000     5,999,767      $      .64
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

   The AGRO acquisition was accounted for under the purchase method of accounting. The Company has consolidated the accounts of AGRO in the accompanying financial statements effective as of September 22, 1997. In accordance with the Exchange Offer, the purchase of the 65% of AGRO common stock tendered was allocated to the fair value of the net assets acquired as follows:

JW Charles Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
===========================================================================

              Tangible assets acquired      $2,948,000
              Liabilities assumed              (20,000)
                                            ----------
                                            $2,928,000
                                            ==========

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


Date: March 19, 1998                  JW CHARLES FINANCIAL SERVICES, INC.
                                               (Registrant)



                                      By:  /s/Marshall T. Leeds
                                              Marshall T. Leeds
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Marshall T. Leeds                            Date: March 19, 1998
Marshall T. Leeds, Chairman, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ Joel E. Marks                                Date: March 19, 1998
Joel E. Marks, Vice Chairman,
Secretary (Principal Financial
and Accounting Officer) and Director

/s/ Stephen W. Cropper                           Date: March 19, 1998
Stephen W. Cropper, Director

/s/ John R. Faiella                              Date: March 19, 1998
John R. Faiella, Director

/s/ Wm. Dennis Ferguson                          Date: March 19, 1998
Wm. Dennis Ferguson, Director

/s/ Gregg S. Glaser                              Date: March 19, 1998
Gregg S. Glaser, Director

/s/ Jerome A. Siegel                             Date: March 19, 1998
Jerome A. Siegel, Director

/s/ Curtis R. Sykora                             Date: March 19, 1998
Curtis R. Sykora, Director

/s/ Joseph P. Robilotto                          Date: March 19, 1998
Joseph P. Robilotto, Director

/s/Michael B. Weinberg                           Date: March 19, 1998
Michael B. Weinberg, Director