Form 10-Q
period 1998-03-31
JW CHARLES FINANCIAL SERVICES INC/FL
filed 1998-05-15
CIK 741557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at April 15, 1998
---------------------------------------    --------------------------------
Common stock, $.001 par value per share           3,730,104

                   JW CHARLES FINANCIAL SERVICES, INC.

                                  INDEX

Part I. Financial Information

Item 1.  Financial Statements.

         Consolidated Condensed Statements of Financial Condition
             at March 31, 1998 and December 31, 1997                           3

         Consolidated Condensed Statements of Income for the Three
             Month Periods Ended March 31, 1998 and 1997                       4

         Consolidated Condensed Statements of Cash Flows for the Three
             Month Periods Ended March 31, 1998 and 1997                       5

         Notes to Consolidated Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             8

Part II. Other Information

Item 1.  Legal Proceedings                                                    10

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

               JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                      March 31,          December 31,
                                                                                         1998                1997(*)
                                                                                     ------------        ------------
ASSETS                                                                                 (Unaudited)
Cash and cash equivalents                                                            $  14,120,000      $  11,512,000
Receivable from customers, net                                                         118,822,000        107,507,000
Receivables from brokers and dealers                                                    10,291,000          5,248,000
Securities owned, at market value                                                       10,373,000          9,010,000
Furniture, equipment and leasehold improvements, net of accumulated
    depreciation and amortization of $1,541,000 and $1,433,000                           1,922,000          1,742,000
Deferred tax asset                                                                       1,627,000          1,621,000
Other, net                                                                               3,979,000          4,092,000
                                                                                     -------------      -------------
                                                                                     $ 161,134,000      $ 140,732,000
                                                                                     =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term borrowings from banks                                                   $    33,905,000    $    29,423,000
Accounts payable, accrued expenses and other liabilities                                10,815,000         12,043,000
Payable to customers                                                                    22,573,000         35,055,000
Payable to brokers and dealers                                                          59,509,000         32,975,000
Securities sold, not yet purchased, at market value                                        588,000            567,000
Lines of credit                                                                          1,890,000            890,000
Notes payable to affiliate                                                               4,863,000          5,113,000
Income taxes payable                                                                       877,000               -
                                                                                     -------------      -------------
                                                                                       135,020,000       116,066,000
                                                                                     -------------      -------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares no shares issued
      or outstanding                                                                           -                  -
Common stock, $.001 par value - authorized 9,056,000 shares; issued
      and outstanding 3,730,104 and 3,690,743                                                4,000              4,000
Additional paid-in capital                                                               4,196,000          4,018,000
Retained earnings                                                                       21,921,000         20,651,000
Treasury stock, at cost, 900 shares                                                         (7,000)            (7,000)
                                                                                     -------------      -------------
Total stockholders' equity                                                              26,114,000         24,666,000
                                                                                     -------------      -------------
                                                                                    $  161,134,000      $ 140,732,000
                                                                                     =================================

* - Derived from audited financial statements contained in Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

(The accompanying Notes to Consolidated Condensed Financial Statements
            are an integral part of these financial statements.)

               JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                                                           Three Months Ended March 31,
                                                                      -----------------------------------
                                                                          1998                    1997
                                                                      -----------------------------------
REVENUES:
Commissions                                                            $13,129,000            $11,538,000
Market making and principal transactions, net                            4,868,000              4,646,000
Interest                                                                 3,162,000              2,334,000
Clearing fees                                                            1,819,000              1,808,000
Other                                                                    1,295,000              1,806,000
                                                                      -----------------------------------
                                                                        24,273,000             22,132,000
                                                                      -----------------------------------
EXPENSES:
Commissions and clearing costs                                          12,675,000             11,558,000
Employee compensation and benefits                                       4,448,000               4,155,000
Selling, general and administrative                                      3,853,000              3,849,000
Interest                                                                 1,255,000                985,000
                                                                      -----------------------------------
                                                                        22,231,000             20,547,000
                                                                      -----------------------------------
Income before income taxes                                               2,042,000              1,585,000
Provision for income taxes                                                 772,000                573,000
                                                                      -----------------------------------
Net income                                                             $ 1,270,000            $ 1,012,000
                                                                      ===================================
Net income per common share:
Basic                                                                        $0.34                  $0.31
                                                                      ===================================
Diluted                                                                      $0.30                  $0.26
                                                                      ===================================
Weighted average common shares outstanding:
Basic                                                                   3,716,000               3,305,000
                                                                      ===================================
Diluted                                                                 4,301,000               3,857,000
                                                                      ===================================

 (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

               JW CHARLES FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     -------------------------------
                                                                                        1998                1997
                                                                                     -------------------------------
OPERATING ACTIVITIES
Net income                                                                             $1,270,000         $1,012,000
Adjustments to reconcile net income to net cash
       used by operating activities:
    Depreciation and amortization                                                         108,000             75,000
 Change in assets and liabilities, net of effect from acquisition:
    Receivable from customers                                                         (11,315,000)         3,152,000
    Receivables from brokers and dealers                                               (5,043,000)           666,000
    Securities owned                                                                   (1,363,000)        (1,090,000)
    Deferred tax asset                                                                     (6,000)           (16,000)
    Other assets                                                                          113,000            (59,000)
    Accounts payable, accrued expenses and other liabilities                           (1,228,000)        (1,677,000)
    Payable to customers                                                              (12,482,000)       (25,089,000)
    Payable to brokers and dealers                                                     26,534,000          5,631,000
    Securities sold, not yet purchased                                                     21,000            568,000
    Income taxes payable                                                                  877,000            540,000
                                                                                     -------------------------------
Net cash used by operating activities                                                  (2,514,000)       (16,287,000)
                                                                                     -------------------------------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                             (288,000)          (323,000)
                                                                                     -------------------------------
FINANCING ACTIVITIES
Change in short-term borrowings from banks                                              4,482,000         14,495,000
Change in notes payable to affiliate                                                     (250,000)          (250,000)
Change in lines of credit                                                               1,000,000
Issuance of common stock                                                                  178,000
Net cash provided by financing activities                                               5,410,000         14,245,000

Net increase (decrease) in cash and cash equivalents                                    2,608,000         (2,365,000)
Cash and cash equivalents at beginning of period                                       11,512,000         11,836,000
                                                                                     -------------------------------
Cash and cash equivalents at end of period                                            $14,120,000         $9,471,000
                                                                                     ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                                   $0                 $0
                                                                                      ==============================
Cash paid during the period for interest                                               $1,255,000           $985,000
                                                                                      ==============================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On September 22, 1997, the Company issued 345,851 shares of common stock in connection with the acquisition of The
Americas Growth Fund, Inc. (Note 5).

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

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K/A.

Because of seasonal and other factors, the results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
----------------------
The accompanying consolidated financial statements include the accounts of JW Charles Financial Services, Inc. and its subsidiaries which are: Corporate Securities Group, Inc. ("CSG"), JW Charles Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp. ("JWC Clearing"), CMG Capital Corp., First Investors Life Agency, Inc., DMG Securities, Inc. ("DMG") and Discount Securities Group, Inc. In addition, the accompanying consolidated financial statements include the accounts of The Americas Growth Fund, Inc. ("AGRO") (effective September 22,
1997) (See Note 5, "Acquisition"). All significant intercompany transactions have been eliminated in consolidation.

Reclassifications
-----------------
Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's presentation. These reclassifications are not material to the consolidated condensed financial statements.

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

4. NET CAPITAL

The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange, Inc. ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At March 31, 1998, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWC Clearing (alternative method elected):
     Net capital as a percent of aggregate debit items           9.04%
     Net capital                                          $11,904,000
     Required net capital                                  $2,634,000

CSG:
     Ratio of aggregate indebtedness to net capital              2.49
     Net capital                                           $1,768,000
     Required net capital                                    $293,000

JWC Securities:
     Ratio of aggregate indebtedness to net capital              3.84
     Net capital                                           $1,096,000
     Required net capital                                    $281,000

DMG:
     Ratio of aggregate indebtedness to net capital               .69
     Net capital                                             $358,000
     Required net capital                                    $100,000

5. ACQUISITION

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

The Company has consolidated the accounts of AGRO in the accompanying financial statements effective as of September 22, 1997. The AGRO Minority Shareholders' interests in these accounts is reflected as accounts payable, accrued expenses and other liabilities in the accompanying financial statements.



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ----------------------------------------------

FORWARD LOOKING STATEMENTS

             From time to time, information provided by the Company or statements made by its directors, officers or employees may constitute "forward-looking statements" under the meaning of the Private Securities Litigation Reform Act of 1995. Any statements made in this Form 10-Q, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements. Such forward-looking statements and other forward-looking statements made by the Company or its representatives are based upon a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those set forth under the heading "Risk Factors" contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1998 (THE "1998 PERIOD") VS. 1997 (THE "1997 PERIOD")

                                                        Three Months Ended March 31,
                                           --------------------------------------------------------
                                             1998                   1997                     1996
                                           (000's)    % Change     (000's)     % Change     (000's)
                                           --------------------------------------------------------
Revenues:
Commissions                                $13,129          14     $11,538           13     $10,168
Market making and principal
    transactions, net                        4,868           5       4,646          -15       5,436
Interest                                     3,162          35       2,334            8       2,160
Clearing fees                                1,819           1       1,808           11       1,631
Other                                        1,295         -28       1,806           12       1,616
                                           --------------------------------------------------------
                                           $24,273          10     $22,132            5     $21,011
                                           ========================================================

                                                         Three Months Ended March 31,
                                           --------------------------------------------------------
                                             1998                   1997                     1996
                                           (000's)    % Change     (000's)     % Change     (000's)
                                           --------------------------------------------------------
Expenses:
Commissions and clearing costs             $12,675          10     $11,558            2     $11,308
Employee compensation and benefits           4,448           7       4,155           16       3,573
Selling, general and administrative          3,853           0       3,849            0       3,846
Interest                                     1,255          27         985           12         878
                                           --------------------------------------------------------
                                           $22,231           8     $20,547            5     $19,605
                                           ========================================================


                                                       Three Months Ended March 31,
                                            -------------------------------------------------------
                                            1998     % Change      1997       % Change      1995
                                            -------------------------------------------------------

Clearing Factor                                70%          -1      71%              -1         72%
                                            =======================================================

         Total revenues of $24,273,000 recorded in the 1998 Period increased by 10% compared to last year's $22,132,000. In particular, commissions increased by 14% to $13,129,000 from $11,538,000. The substantial increase in commissions is primarily due to the Company's expanded operations and generally favorable market conditions experienced in the 1998 Period.
Market making and principal transactions, net and clearing fees both experienced increases, although not as significant as the increase in commission income. The increase in these revenue categories was a result of generally favorable market conditions experienced during the 1998 Period. Interest income and interest expense increased by 35% and 27%, respectively primarily as a result of increased customer margin activity and the related cost of funding customer margin balances. Other income decreased as a result of the completion of a co-managed underwriting in the 1997 Period and none occurring the 1998 Period.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased reflecting the increase in third quarter 1998 commissions and market making and principal transactions, net. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor") decreased slightly to approximately 70% in the 1998 Period as compared to 71% in the 1997 Period. Employee compensation and benefits increased by 7% as a result of annual salary adjustments and increase in the number of personnel to accommodate the Company's continuing growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of cash and cash equivalents, securities owned, which are marked to market, and receivables from customers, brokers, dealers and clearing brokers arising from customer related securities transactions.
Receivables from customers consist primarily of collateralized customer margin loans, which are typically secured with marketable corporate debt and equity securities. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer related balances. Accordingly, the Company's total assets and financial leverage can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments.
The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from banks.


     At March 31, 1998, the Company had stockholders' equity of $26,114,000, representing an increase of $1,448,000 from December 31, 1997, and the Company had cash and cash equivalents of $14,120,000. At March 31, 1998, the Company had an aggregate of $3,110,000 of additional borrowing capacity available under its committed bank lines of credit described in its Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

Item 5.   Other Information
---------------------------

     None.

Item 6.   Exhibits and Reports on Form 8-K
-------------------------------------------

     (a) Exhibits:
          Exhibit 27   Financial Data Schedule (for SEC use only)
     (b) Reports on Form 8-K:
          Form 8-K reporting date - January 21, 1998
          Items Reported - Item 5, Other Events and Item 7,
            Financial Statements and Exhibits

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 JW CHARLES FINANCIAL SERVICES, INC.




Date: April 15, 1998                    /s/ Marshall T. Leeds
                                  (President and Chief Executive Officer)
                                      (Duly Authorized Officer)


Date: April 15, 1998                    /s/ Joel E. Marks
                              (Joel E. Marks, Principal Financial and
                                         Accounting Officer)